Form 10-Q
period 1996-03-26
TOPS APPLIANCE CITY INC
filed 1996-05-10
CIK 888470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington,  D.C.  20549
FORM  10-Q




(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934  For the period ended   March 26, 1996

(  )	Transition Report pursuant to Section 13 or 15 (d) of the Securities and
 Exchange	Act of 1934  For the transition period from ___________ to
_____________

				Commission File Number   0-20498

  TOPS APPLIANCE CITY, INC.
(Exact name of registrant as specified in its charter)

 NEW JERSEY						                        22-3174554
(State or other jurisdictions of			(I.R. Employer I.D. No.)
   incorporated or organization)

 45 Brunswick Avenue,	Edison,  New Jersey			08818
(Address of principal executive offices)			(Zip Code)

  (908) 248-2850
 (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

							( X )  Yes	(   )  No

Number of shares outstanding of each of the issuer's classes of common stock, as of March 26, 1996.

7,252,990	Shares

TOPS APPLIANCE CITY, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands)
                (Unaudited)


                                               March 26, 1996  December 26, 1995
ASSETS

Current Assets:
 Cash and cash equivalents                                $5,944          $8,289
 Accounts receivable, net                                    918           1,452
 Merchandise inventory                                    63,593          59,847
 Prepaid expenses and other current assets                 2,192           2,264

         Total current assets                             72,647          71,852

Property, equipment & leasehold                           34,658          35,616
  improvements, net
Deferred taxes                                             2,545           2,462
Other assets                                               4,094           3,622

                                                        $113,944        $113,552

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                        $27,933         $13,188
 Accrued liabilities and income taxes payable              3,882           6,134
 Sales tax payable                                           750           2,318
 Customer deposits                                         4,666           3,930
 Short-term borrowings                                     1,863           8,900
 Current portion of long-term debt                           555             645
 Due to related parties                                    1,927           1,927
 Deferred taxes                                            2,229           2,698

         Total current liabilities                        43,805          39,740


Long-term debt                                            49,127          49,201
   net of current portion
Due to related parties                                       587             782
Deferred rent                                              2,902           2,792
Other liabilities                                            888             938

Shareholders' equity                                      16,635          20,099

                                                        $113,944        $113,552

See accompanying notes.

TOPS APPLIANCE CITY,  INC.
                        CONSOLIDATED STATEMENTS STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED MARCH 26, 1995 AND MARCH 28, 1995
                        (Dollars in thousands except per share data)
                        (Unaudited)


                                                   1st Quarter     1st Quarter
                                                      1996            1995
        Net sales and service revenues               $68,671         $91,265
        Cost of sales                                 53,331          70,202

        Gross profit                                  15,340          21,063


        Selling, general and administrative expenses  20,245          23,568

        Loss from operations                          (4,905)         (2,505)


        Other income                                     271             241
        Interest expense                              (1,123)         (1,150)

        Loss before benefit
           for income taxes                           (5,757)         (3,414)

        Benefit for income taxes                       2,293           1,367

        Net loss                                     ($3,464)        ($2,047)

        Net loss per common share                     ($0.48)         ($0.28)


        Weighted average shares outstanding        7,252,990        7,232,690



        See accompanying notes.

TOPS APPLIANCE CITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
              (Dollars in thousands)
                         (Unaudited)


                                                    For The Three Months Ended,
                                                March 26, 1996    March 28, 1995

Cash flow from operating activities:
Net loss                                            ($3,464)        ($2,047)
Adjustments to reconcile net loss
 to net cash provided by (used in) operating activities:

    Depreciation and amortization                     1,345           1,696
    Deferred rent                                       110             132
    Amortization of deferred income                     (18)           (235)
    Accounts receivable, net                            534             319
    Inventory                                        (3,746)        (18,773)
    Prepaid expenses and other current assets            72             640
    Accounts payable                                 12,817           7,972
    Sales tax payable                                (1,568)         (2,059)
    Accrued liabilities and income taxes payable     (2,252)         (1,879)
    Customer deposits                                   736            (416)
    Deferred taxes                                     (552)
    Other assets                                       (557)            (36)
    Other liabilities                                   (32)            274

Net cash provided by (used in)
  operating activities                                3,425         (14,412)

Cash flows from investing activities:
  Capital expenditures, net of disposals               (302)           (581)

Net cash (used in) investing activities                (302)           (581)

Cash flows from financing activities:

    Short-term borrowings                            (7,037)          2,600
    Cash overdrafts                                   1,928           3,551
    Notes payable                                      (164)           (213)
    Related party repaymen                             (195)           (195)

Net cash provided by (used in)
  financing activities                               (5,468)          5,743

Decrease in cash and cash equivalents                (2,345)         (9,250)

Cash and cash equivalents, beginning of period        8,289          12,709

Cash and cash equivalents, end of period             $5,944          $3,459


See accompanying notes.

TOPS APPLIANCE CITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE  1.
The accompanying condensed consolidated financial statements (unaudited) should be read in conjunction with the consolidated financial statements and disclosures included in the Company's 1995 Annual Report on Form 10-K.

The condensed consolidated financial statements (unaudited) include all adjustments (consisting of normal recurring items) which management considers necessary to present fairly the financial position and results of operations of the Company for the three months ended March 26, 1996 and March 28, 1995.

Included in accounts payable is a cash overdraft balance of $1,928,000 and $4,398,000 at March 26, 1996 and December 26, 1995, respectively.

The results for the interim periods presented may not be indicative of results for the full year.

NOTE	  2.
The Company purchases product protection plans on a non-recourse basis from a third party who performs the obligations of the Company under these plans through factory authorized service centers. The revenues and related costs associated with the sale of these product protection plans are as follows:

[CAPTION]

         					             First Quarter Ended

			                  March 26, 1996	  March 28, 1995

[S]                  [C]              [C]
Revenues			          $ 3,248,000	     $ 5,057,000

Costs	         		    $ 1,404,000	     $ 2,131,000




TOPS APPLIANCE CITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE  3.
FASB Statement No. 109, "Accounting for Income Taxes" requires recognition of deferred income taxes using the liability method, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to affect the tax return. Deferred tax assets and liabilities are adjusted for tax rate changes. There was no cumulative effect on net income on adoption of Statement No. 109, effective January 1, 1993. The components of net deferred taxes at March 26, 1996 were:

Current deferred tax assets:
    Compensation not currently
    deductible						                        $  313,000
    Inventory		        		   	                  422,000
    Accrued liabilities					                   125,000
	    Federal and state loss
	       carryforwards                          376,000
            Alternative minimum tax and
               jobs credit carryforwards       326,000
    Warranty						                               7,000
    Other						                                276,000
    Valuation allowance					                 ( 484,000)

Total current deferred tax assets		          1,361,000

Current deferred tax liabilities:
     Vendor allowances					                  2,726,000
     Other						                               864,000
Total current deferred tax liabilities			    3,590,000
Net current deferred tax liabilities	       $2,229,000

Non-current deferred tax assets:
    Compensation not currently deductible		    299,000
    Rent						                               1,142,000
    Depreciation					                       $1,662,000
    Warranty						                             405,000
    Other						                                (49,000)
    Valuation allowance				                   (908,000)


Total non-current deferred tax assets        2,551,000

Non-current deferred tax liabilities - other		   6,000
	Net non-current deferred tax assets		      $2,545,000


NOTE 4.
In the first quarter of 1996, the Company adopted Statement No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of. Based on current circumstances, the Company believes there is no effect on the financial statements with the adoption of this accounting standard.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	The following discussion should be read in conjunction with the consolidated financial statements and disclosures included in the Company's Annual Report on
Form 10-K.

Results of Operations

	The following table sets forth certain items in the Company's Condensed Consolidated Statements of Operations expressed as a percentage of net sales and service revenues:

                                    Percentage of Net Sales and Service Revenues

                                                    Three Months Ended

                                            March 26, 1996       March 28, 1995
Net sales and service revenues                  100.0%                  100.0%
Cost of sales                                    77.7                    76.9

Gross profit                                     22.3                    23.1

Selling, general and administrative expenses     29.5                    25.8

Loss  from operations                            (7.2)                   (2.7)

Other income                                      0.4                     0.3
Interest expense                                 (1.6)                   (1.3)


Loss before benefit for income taxes             (8.4)                   (3.7)

Benefit for income taxes                          3.4                     1.5

Net  loss                                        (5.0)%                  (2.2)%


 Three Months Ended March 26, 1996 Compared to the Three Months Ended March 28, 1995.

 Net sales and service revenues for the three months ended March 26, 1996 decreased 24.8% to $68,671,000 from $91,265,000 for the three months ended March 28, 1995. This decrease is attributable to record snow storms during the first half of the quarter, a weak Metro New York economic climate and sluggish appliance and consumer electronics sales.

 Gross revenues from the sale of product protection plans for the three months ended March 26, 1996 decreased 35.8% to $3,248,000 from $5,057,000 for the three months ended March 28, 1995. Incremental costs related to these sales totaled $1,404,000 and $2,131,000 respectively, for the comparable periods.

 Gross profit as a percentage of net sales and service revenues for the three months ended March 26, 1996 decreased to 22.3% from 23.1% last year. This decrease was caused by competitive pricing pressure and a shift in the sales mix to home office products which have relatively lower margins. The commercial division gross margins increased to 10.4% from 9.1% for the comparable periods. Gross margins in the commercial sales division tend to be lower than gross margins on retail sales.

 Selling, general and administrative expenses for the three months ended
March 26, 1996 decreased 14.1% to $20,245,000 from $23,568,000 for the three months ended March 28, 1995. This net decrease was achieved primarily by reducing payroll and related expenses, other cost-cutting measures and reduced variable selling expenses. Selling, general and administrative expenses as a percentage of net sales and service revenues increased to 29.5% from 25.8% for the comparable periods. This was due primarily to the decreased sales levels.

 Interest expense was slightly lower than last year as the interest on the July 1995 Queens mortgage was more than offset by decreased borrowings on the revolving credit facility.

	The Company's net loss for the three months ended March 26, 1996 was $3,464,000
($.48 per share) compared to a net loss of $2,047,000  ($.28 per share) for the three months ended March 28, 1995.


Seasonality

	Sales and income levels are generally highest in the fourth quarter as a result of increased demand for consumer electronics during the Christmas season and higher during either the second or third quarter, depending on weather conditions, as a result of demand for air conditioners during the summer months.
The Company's net sales and service revenues are also generally lowest in the first quarter and the Company has experienced net losses in the first quarter of certain years including the first quarters of 1996 and 1995.  Except for 1995, the last half of each fiscal year generally accounts for a major portion of the Company's annual operating profit.  The Company experiences a buildup of inventory during its first quarter due to the purchase of air conditioners in anticipation of the May through August selling season and the third and fourth quarters in anticipation of the Christmas season.

Liquidity and Capital Resources

	In the past, the Company has relied primarily upon net cash from operations, a revolving credit facility with institutional lenders and inventory floor plan financing to finance its operations and growth.  During 1993, the Company issued $40,000,000 convertible subordinated debentures due 2003 at an annual interest rate of 6-1/2%.  Interest is payable semi-annually.  The net proceeds were used to fund new store openings, repay certain indebtedness and for general corporate purposes. In July 1995 the Company obtained a  $9,200,000
8.75% fixed rate mortgage for the Queens, New York property.  At March 26,
1996, the Company had working capital of $28,842,000, which represented a decrease of $3,270,000 from December 26, 1995.  During the three months ended March 26, 1996, the Company incurred capital expenditures of $302,000, increased inventories by $3,746,000, reduced short term borrowing by $7,037,000 and increased trade payables by $16,368,000.

	The Company had a $20,000,000 secured revolving credit facility expiring May 31, 1997. On March 22, 1996, the line was fully repaid with the proceeds of a new $35,000,000 secured facility, expiring March 22, 1999 which bears interest at the bank's base rate plus 1 1/2%. All of the Company's unencumbered cash, equipment, inventory and accounts receivable are pledged as collateral for the new facility.

	Short-term trade credit represents a significant source of financing for inventory. Trade credit arises from the willingness of the Company's vendors to grant extended payment terms for inventory purchases and is financed either by the vendor or by third-party floor-planning sources. The Company currently utilizes four floor-planning companies which in the aggregate at any one time provide financing for approximately 25% to 45% of the Company's inventory purchases. Payment terms generally vary from 30 to 150 days, depending upon the inventory product. The Company typically grants the floor-planning companies a security interest in those products financed together with the proceeds from the sales of such products.

The Company believes that its borrowings under available credit facilities and inventory floor plan arrangements will be sufficient to fund the Company's operations and to fund its anticipated expansion for the foreseeable future.

Part II
Other Information:

Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 1996


						TOPS APPLIANCE CITY, INC.

						BY: /s/William J. Tennant
          _____________________
							William J. Tennant
							Senior Vice President and
							Chief Financial Officer