Form 10-Q
period 1996-06-25
TOPS APPLIANCE CITY INC
filed 1996-08-08
CIK 888470

UNITED STATES
		SECURITIES AND EXCHANGE COMMISSION
		Washington,  D.C.  20549
		FORM  10-Q




(X)	 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934
     For the period ended June 25, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.							( X )  Yes	   (   )  No

Number of shares outstanding of each of the issuer's classes of common stock, as of June 25, 1996.

	 7,265,698	   Shares



                 	TOPS APPLIANCE CITY, INC.
                		CONDENSED CONSOLIDATED BALANCE SHEETS
               		 (Dollars in thousands)
                		(Unaudited)


                                    						June 25, 1996   December 26, 1995
						                                    -------------   -----------------
  ASSETS
Current Assets:
	 Cash and cash equivalents                $ 4,115          $ 8,289
	 Accounts receivable, net                   1,442            1,452
	 Merchandise inventory                     64,357           59,847
	 Prepaid exp & other current assets         1,441            2,264
					                                      -------         --------
		    Total current assets                  71,355           71,852

Property, equip & leasehold improv.,net     33,848           35,616
Deferred taxes                               2,658            2,462
Other assets                                 4,081            3,622
                                           -------         --------
                                          $111,942         $113,552
                                           =======          =======

	LIABILITIES & SHAREHOLDERS EQUITY

Current Liabilities:
 	Accounts payable	                        $26,487         $13,188
	 Accrued liabilities and
   income taxes                              3,678           6,134
	Sales tax payable                           1,909           2,318
	Customer deposits                           4,258           3,930
	Short-term borrowings                       5,106           8,900
	Current portion of long-term debt             481             645
	Due to related parties                      1,927           1,927
	Deferred taxes                                418           2,698
                                           -------         -------
		Total current liabilities                 44,264          39,740

Long-term debt, net of current portion      49,033          49,201
Due to related parties                         391             782
Deferred rent                                3,012           2,792
Other liabilities                              774             938

Shareholders' equity                        14,468          20,099
                                          --------         -------
                                          $111,942        $113,552
                                           =======         =======

See accompanying notes.                                                2

                              			TOPS APPLIANCE CITY,  INC.
                        		CONSOLIDATED STATEMENTS OF OPERATIONS
          SECOND QUARTER AND SIX MONTHS ENDED JUNE 25, 1996 AND JUNE 27, 1995
		                  (Dollars in thousands except per share data)
                    			(Unaudited)

                                 2nd Qtr     2nd Qtr     6 Months   6 Months
                                  1996        1995         1996       1995
                                -------     --------     --------   --------
Net sales & service revenues    $81,923     $112,266     $150,594   $203,531
Cost of sales                    64,258       85,794      117,589    155,996
                                -------     --------     --------   --------

Gross profit                     17,665       26,472       33,005     47,535

Selling, general & admin exp     20,343       24,980       40,588     48,548
                                -------	     -------      -------    ------

Income (loss) from operations   (2,678)        1,492      (7,583)     (1,013)
Other income                       213           197         484	        438
Interest expense                (1,202)         (982)     (2,325)     (2,132)
                               --------       -------     -------     -------

Income (loss) before provision
  (benefit) for income taxes    (3,667)          707      (9,424)     (2,707)

Provision (benefit) for
  income taxes                  (1,478)          292      (3,771)     (1,075)
                               --------        ------    --------   ---------
Net income (loss)	             ($2,189)         $415     ($5,653)    ($1,632)
                               ========       ========   ========    ========
Net income (loss)
  per common share              ($0.30)        $0.06      ($0.78)     ($0.22)
                                =======	      ========    =======    ========

Weighted avg shares
  outstanding                7,265,698      7,284,040   7,265,698   7,258,365
                             =========      =========   =========   =========



See accompanying notes.

                          				TOPS APPLIANCE CITY, INC.
              		CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             		SIX MONTHS ENDED JUNE 25, 1996 AND JUNE 27, 1995
				                          (Amounts in thousands)
                              					(Unaudited)

							 For the six months ended,
                                                   6/25/96           6/27/95
                                                 -----------        -----------
Cash flow from operating activities:
Net loss                                          ($5,653)	          ($1,632)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

    Depreciation and amortization                   2,651              3,388
    Deferred rent                                     220                264
         Amortization of deferred income              (73)              (108)
         Accounts receivable, net                      10               (631)
         Inventory                                 (4,510)           (20,183)
         Prepaid expenses and other current assets    823              1,626
         Accounts payable                          10,833             22,321
         Sales tax payable                           (409)           (1,329)
         Accrued liabilities and income
           taxes payable                           (2,456)              (206)
         Customer deposits                            328                806
         Deferred taxes                            (2,476)              (104)
         Other assets                                (641)              (181)
         Other liabilities                            (91)               165
                                                 ---------           --------
Net cash provided by (used in)
  operating activities                             (1,444)             4,196

Cash flows from investing activities:
  Capital expenditures, net of disposals             (701)            (1,208)
                                                 ---------          ---------
Net cash (used in) investing activities              (701)            (1,208)

Cash flows from financing activities:
  Short-term borrowings                            (3,794)            (9,600)
  Cash overdrafts                                   2,466              4,233
  Notes payable                                      (332)              (431)
  Due to related parties                             (391)              (391)
  Proceeds from Employee Stock Purchase Plan           22                 46
                                                 ---------          ---------
Net cash provided by (used in) financing
 activities:                                       (2,029)            (6,143)
                                                 ---------          ---------
Decrease in cash and cash equivalents              (4,174)            (3,155)

Cash and cash equivalents, beginning
  of period                                         8,289             12,709
                                                ---------          ---------
Cash and cash eqivalents, end of period            $4,115             $9,554
                                                =========           ========

TOPS APPLIANCE CITY, INC.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE  1.
The accompanying condensed consolidated financial statements (unaudited) should be read in conjunction with the consolidated financial statements and disclosures included in the Company's 1995 Annual Report on Form 10-K.

The condensed consolidated financial statements (unaudited) include all adjustments (consisting of normal recurring items) which management considers necessary to present fairly the financial position and results of operations of the Company for the three and six months ended June 25, 1996 and June 27, 1995.

Included in accounts payable is a cash overdraft balance of $2,466,000 and $4,398,000 at June 25, 1996 and December 26, 1995, respectively.

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
The Company purchases product protection plans on a non-recourse basis from a third party who performs the obligations of the Company under these plans through factory authorized service centers. The revenues and related costs associated with the sale of these product protection plans are as follows:



               Three Months Ended                Six Months Ended
           ---------------------------       -------------------------
             6/25/96         6/27/95           6/25/96       6/27/95
          -------------  -------------       -----------  ------------

Revenues	   $3,629,000    $6,233,000         $6,877,000     $11,290,000

Costs		     $1,497,000    $2,477,000         $2,901,000     $ 4,608,000

TOPS APPLIANCE CITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE  3.
FASB Statement No. 109, "Accounting for Income Taxes" requires recognition of deferred income taxes using the liability method, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to affect the tax return. Deferred tax assets and liabilities are adjusted for tax rate changes. The components of net deferred taxes at June 25, 1996 were:


Current deferred tax assets:
   Compensation not currently deductible                  $  313,000
   Inventory                                                 429,000
   Accrued liabilities                                       102,000
   Federal and state loss carryforwards                    2,376,000
   Alternative minimum tax and jobs credit carryforwards     326,000
   Warranty                                                   10,000
   Other                                                     429,000
   Valuation allowance                                    (  468,000)
                                                          -----------
Total current deferred tax assets                          3,517,000

Current deferred tax liabilities:
   Vendor allowances                                       3,062,000
     Other                                                   873,000
                                                          ----------
Total current deferred tax liabilities                     3,935,000
                                                          ----------
Net current deferred tax liabilities                      $  418,000
                                                          ==========
Non-current deferred tax assets:
    Compensation not currently deductible                 $  211,000
    Rent                                                   1,191,000
    Depreciation                                           1,769,000
    Warranty                                                 355,000
    Other                                                  (  41,000)
    Valuation allowance                                   (  821,000)
                                                         ------------

Total non-current deferred tax assets                      2,664,000

Non-current deferred tax liabilities - other                   6,000
                                                          ----------
Net non-current deferred tax assets                      $ 2,658,000
                                                          ==========

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

Results of Operations

    	The following table sets forth certain items in the Company's Condensed Consolidated Statements of Operations expressed as a percentage of net sales and service revenues:



                                Percentage of Net Sales and Service Revenues

                                   Three Months Ended     Six Months Ended

                                   6/25/96     6/27/95     6/25/96  6/27/95
                                  ---------   ---------   --------- --------
Net sales and service revenues      100.0 %    100.0 %     100.0 %   100.0 %
Cost of sales                        78.4       76.4        78.1      76.6
                                   --------   --------     -------   -------
Gross profit                         21.6       23.6        21.9      23.4

Selling, general and administrative
  expenses                           24.8       22.3        26.9      23.9
                                   -------     -------      -------   -------
Income (loss) from operations        (3.2)       1.3        (5.0)     (0.5)

Other income                          0.3        0.2         0.3       0.2
Interest expense                     (1.5)      (0.9)       (1.5)     (1.0)
                                   -------      -------     -------   -------
Income (loss) before provision
 (benefit) for income taxes          (4.4)       0.6        (6.2)     (1.3)

Provision (benefit) for income taxes (1.7)       0.2        (2.4)     (0.5)
                                   -------      -------     -------   -------
Net income (loss)                    (2.7) %     0.4 %      (3.8)%    (0.8) %
                                   ========     =======     =======   =======

Three Months Ended June 25, 1996 Compared to the Three Months Ended
June 27, 1995.

     Net sales and service revenues for the three months ended June 25, 1996 decreased 27.0% to $81,923,000 from $112,266,000 for the three months ended June 27, 1995. This decrease is attributable to the highly competive and continuing slow retail environment in the Northeast. In addition, room air conditioner sales were 29.5% less than last year due to cooler weather for the quarter. Total comparable store sales were 27.3% lower than last year. The decrease in room air conditioner sales accounted for approximately 6.0% of the total comparable store sales decline. Sales from the commercial division decreased 25.1% or $3,452,000.

     Gross revenues from the sale of product protection plans for the three months ended June 25, 1996 decreased 41.8% to $3,629,000 from $6,233,000 for the three months ended June 27, 1995. Incremental costs related to these sales totaled $1,497,000 and $2,477,000 respectively, for the comparable periods.

     Gross profit as a percentage of net sales and service revenues for the three months ended June 25, 1996 decreased to 21.6% from 23.6% last year. This decrease was due in part to lower sales of higher margined air conditioners and gross margin pressure caused by the generally weak retailing environment in a highly promotional metro New York/New Jersey marketplace. Gross margins in the commercial sales division increased to 8.6% from 8.1% for the comparable periods. Gross margins in the commercial sales division tend to be lower than gross margins on retail sales.

     Selling, general and administrative expenses for the three months ended June 25, 1996 decreased 18.6% to $20,343,000 from $24,980,000 for the three months ended June 27, 1995. This net decrease was achieved primarily by reducing payroll and related expenses, advertising, other cost-cutting measures and reduced variable selling expenses. Selling, general and administrative expenses as a percentage of net sales and service revenues increased to 24.8% from 22.3% for the comparable periods. This increase was due primarily to the decreased sales levels.

     Interest expense increased to $1,202,000 from $982,000 for the comparable periods as the interest on the July 1995 Queens mortgage which was entered into in July 1995, offset in part by lower average borrowings on the revolving credit facility.

     The Company's net loss for the three months ended June 25, 1996 was $2,189,000 ($.30 per share) compared to a net income of $415,000 ($.06 per share) for the three months ended June 27, 1995.



Six Months Ended June 25, 1996 Compared to the Six Months Ended June 27, 1995.

     Net sales and service revenues for the six months ended June 25, 1996 decreased 26.0% to $150,594,000 from $203,531,000 for the six months ended June 27, 1995. This decrease is attributable to a continuing slow retail environment in the Northeast. Room air conditioner sales were 29.5% less than last year due to cooler weather through June. Total comparable store sales were 26.4% lower than last year. The decrease in room air conditioner sales accounted for approximately 3.2% of the total comparable store sales decline.

     Gross revenues from the sale of product protection plans for the six months ended June 25, 1996 decreased 39.1% to $6,877,000 from $11,290,000 for the six months ended June 27, 1995. Incremental costs related to these sales totaled $2,901,000 and $4,608,000 respectively, for the comparable periods.

     Gross profit as a percentage of net sales and service revenues for the six months ended June 25, 1996 decreased to 21.9% from 23.4% last year. This decrease was caused by competitive pricing pressure in the generally weak retailing environment in a highly promotional metro New York / New Jersey marketplace, a shift in the sales mix to home office products and lower sales of higher margined room air conditioners in the second quarter due to cooler weather through June. Gross margins in the commercial sales division increased to 9.5% from 8.5% for the comparable periods. Gross margins in the commercial sales division tend to be lower than gross margins on retail sales.

     Selling, general and administrative expenses for the six months ended June 25, 1996 decreased 16.4% to $40,588,000 from $48,548,000 for the six months ended June 27, 1995. This net decrease was achieved primarily by reducing payroll and related expenses, advertising, other cost-cutting measures and reduced variable selling expenses. Selling, general and administrative expenses as a percentage of net sales and service revenues increased to 26.9% from 23.9% for the comparable periods. This increase was due primarily to the decreased sales levels.

     Interest expense increased to $2,325,000 from $2,132,000 for the comparable periods as the interest on the July 1995 Queens mortgage, which was entered into in July 1995, offset in part by lower average borrowings on the revolving credit facility.

     The Company's net loss for the six months ended June 25, 1996 was $5,653,000 ($.78 per share) compared to a net loss of $1,632,000 ($.22 per share) for the six months ended June 26, 1995.

Seasonality

     Sales and income levels are generally highest in the fourth quarter as a result of increased demand for consumer electronics during the Christmas season and higher during either the second or third quarter, depending on weather conditions, as a result of demand for air conditioners during the summer months. The Company's net sales and service revenues are also generally lowest in the first quarter and the Company has experienced net losses in the first quarter of certain years including the first quarters of 1996 and 1995. Except for 1995, the last half of each fiscal year generally accounts for a major portion of the Company's annual operating profit. The Company experiences a buildup of inventory during its first quarter due to the purchase of room air conditioners in anticipation of the May through August selling season and the third and fourth quarters in anticipation of the Christmas season.

Liquidity and Capital Resources

               The Company relies primarily upon net cash from operations, a revolving credit facility with institutional lenders and inventory floor plan financing to finance its operations and growth. In July 1995 the Company obtained a $9,200,000 8.75% fixed rate mortgage for the Queens, New York property. At June 25, 1996, the Company had working capital of $27,091,000, which represented a decrease of $5,021,000 from December 26, 1995. During the six months ended June 25, 1996, the Company incurred capital expenditures of $701,000, increased inventories by $4,510,000, reduced short term borrowing by $3,794,000 and increased trade payables by $13,299,000.

               The Company had a $20,000,000 secured revolving credit facility expiring May 31, 1997. On March 22, 1996, the line was fully repaid with the proceeds of a new $35,000,000 secured facility, expiring March 22, 1999 which bears interest at the bank's base rate plus 1 1/2%. All of the Company's unencumbered cash, equipment, inventory and accounts receivable are pledged as collateral for the new facility. The outstanding borrowings under this credit facility were $5,106,000 at June 25, 1996. The loan agreement contains certain quarterly financial covenants.

     Short-term trade credit represents a significant source of financing for inventory. Trade credit arises from the willingness of the Company's vendors to grant extended payment terms for inventory purchases and is financed either by the vendor or by third-party floor-planning sources. The Company currently utilizes four floor-planning companies which in the aggregate at any one time provide financing for approximately 25% to 45% of the Company's inventory purchases. Payment terms generally vary up to 150 days, depending upon the inventory product. The Company typically grants the floor-planning companies a security interest in those products financed together with the proceeds from the sales of such products.

     The Company believes that its borrowings under existing credit facilities and inventory floor plan arrangements will be sufficient to fund the Company's operations.

Part II
Other Information:

ITEM 1.	Legal Procedures

		Not applicable

ITEM 2.	Changes in Securities

		Not applicable

ITEM 3.	Default Upon Senior Securities

		Not applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders

     The Registrant's Annual Meeting of Shareholders for 1996 was held on May 24, 1996. At the meeting, the Shareholders elected Leslie S. Turchin and Robert G. Gross to serve as Directors through the 1999 Annual Meeting. The following directors continue in office through the Annual Meeting in the year indicated: Philip M. Schmidt (1998), Anthony L. Formica
(1998) and John H. Hollands (1997).

     The Shareholders approved the Registrant's 1995 Incentive and Non-Qualified Stock Option Plan. The Shareholders also ratified the appointment of Ernst & Young, LLP as the Registrant's independent auditors for 1996.

ITEM	5.	Other Information

		Not applicable

ITEM	6.	Exhibits and Reports on Form 8-K

		Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:


                   						TOPS APPLIANCE CITY, INC.


	                   					BY:  /s/ Robert G. Gross
                            ______________________
							                     Robert G. Gross
							                     Vice Chairman and
							                     Chief Executive Officer