Form 10-Q
period 1996-09-24
TOPS APPLIANCE CITY INC
filed 1996-11-12
CIK 888470

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                               Washington,  D.C.  20549
                                     FORM  10-Q




(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended September 24, 1996
                                                   ------------------
(  )	Transition Report pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 For the transition period from _______ to _______

                             Commission File Number   0-20498

  TOPS APPLIANCE CITY, INC.
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

 NEW JERSEY                                            22-3174554
-------------------------------------------------------------------------------
(State or other jurisdictions of                   (I.R.S. Employer I.D. No.)
   incorporation or organization)

 45 Brunswick Avenue,  Edison,  New Jersey                        08818
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

  (908) 248-2850
--------------------------------------------------------------------------------
 (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                ( X )  Yes     (   )  No

Number of shares outstanding of each of the issuer's classes of common stock, as of September 24, 1996.






                              7,265,698        Shares

                               TOPS APPLIANCE CITY, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Dollars in thousands)
                                      (Unaudited)

                                           September 24, 1996   December 26, 1995
                                           ------------------   -----------------
       ASSETS
Current Assets:
       Cash and cash equivalents                   $ 3,951        $ 8,289
       Accounts receivable, net                      1,346	      	  1,452
       Merchandise inventory			                     52,172         59,847
       Prepaid expenses and other current assets	    1,677          2,264
       Deferred taxes                                  156
                                                 ---------       --------
                 Total current assets               59,302	        71,852

Property, equipment & leasehold improvements, net   32,79          35,616
Deferred taxes	                                     2,753           2,462
Other assets                                        3,487           3,622
                                                 --------        --------
                                                 $ 98,338        $113,552
                                                 ========        ========
       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
         Accounts payable                       $  12,561        $ 13,188
         Accrued liabilities and income taxes       1,673           6,134
         Sales tax payable                          1,093           2,318
         Customer deposits                          4,438           3,930
         Short-term borrowings                     12,549           8,900
         Current portion of long-term debt            376             645
         Due to related parties                     1,927           1,927
         Deferred taxes                                             2,698
                                                 ---------       --------

                  Total current liabilities        34,617          39,740

Long-term debt, net of current portion             48,966          49,201
Due to related parties                                195             782
Deferred rent                                       3,122           2,792
Other liabilities                                     817             938

Shareholders' equity		                             10,621          20,099
                                                 --------        --------
                                                 $ 98,338        $113,552
                                                 ========        ========

See accompanying notes.


                                    TOPS APPLIANCE CITY,  INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                              THIRD QUARTER AND NINE MONTHS ENDED
                            SEPTEMBER 24, 1996 AND SEPTEMBER 26, 1995
                            (Dollars in thousands except per share data)
                                            (Unaudited)

                                                 3rd Quarter     3rd Quarter       Nine Months      Nine Months
                                                     1996           1995              1996             1995
                                                -----------     -----------       -----------      -----------

Net sales and service revenues                  $   75,804       $119,827           $226,398        $323,358
Cost of sales                                       60,492         92,052            178,081         248,048
                                                ----------       --------           --------        --------
Gross profit                                        15,312         27,775	            48,317          75,310


Selling, general and administrative expenses        19,979         25,685             60,567          74,233
                                                ----------       --------            -------         -------
Income (loss) from operations                       (4,667)         2,090            (12,250)          1,077


Other income                                           187            303                671             741
Interest expense                                    (1,929)        (1,045)            (4,254)         (3,177)
                                                ----------         ------             ------          ------
Income (loss) before provision (benefit)
  for income taxes                                  (6,409)         1,348            (15,833)         (1,359)

Provision (benefit) for income taxes                (2,562)           532             (6,332)           (543)
                                                ----------         ------             ------          ------
Net income (loss)                                  ($3,847)          $816            ($9,501)          ($816)
                                                ==========         ======            =======          ======
Net income (loss) per common share                  ($0.53)         $0.11             ($1.31)         ($0.11)
                                                ==========         ======            =======          ======
Weighted average shares outstanding              7,265,698      7,276,985          7,265,698       7,264,572
                                                ==========      =========          =========       =========


See accompanying notes.


                                     TOPS APPLIANCE CITY, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED SEPTEMBER 24, 1996 AND SEPTEMBER 26, 1995
                                      (Amounts in thousands)
                                           (Unaudited)


                                                                        For the Nine Months Ended
                                                                September 24, 1996     September 26, 1995

                                                                ------------------     ------------------

Cash flow from operating activities:
Net loss                                                            ($9,501)             ($816)
Adjustments to reconcile net loss
   to net cash provided by (used in) operating activities:

     Depreciation and amortization                                    4,641              4,823
     Deferred rent                                                      330                395
     Amortization of deferred income                                    (73)              (162)
     Accounts receivable, net                                           106                259
     Inventory                                                        7,675             (9,670)
     Prepaid expenses and other current assets                          587              1,517
     Accounts payable                                                (4,457)            (4,182)
     Sales tax payable                                               (1,225)            (1,618)
     Accrued liabilities and income taxes payable                    (4,461)              (870)
     Customer deposits                                                  508               (724)
     Deferred taxes                                                  (3,145)              (368)
     Other assets                                                      (775)            (1,859)
     Other liabilities                                                  (48)               272
                                                                    -------            -------
Net cash (used in) operating activities                              (9,838)           (13,003)

Cash flows from investing activities:
     Capital expenditures, net of disposals                            (910)            (1,652)
                                                                    -------             ------

Net cash (used in) investing activities                                (910)            (1,652)

Cash flows from financing activities:

     Short-term borrowings                                            3,649             (6,700)
     Cash overdrafts                                                  3,830              3,846
     Notes payable                                                     (504)              (671)
     Due to related parties                                            (587)              (586)
     Proceeds from mortgage payable                                                      9,200
     Proceeds from Employee Stock Purchase Plan                          22                 46
                                                                    -------              -----
Net cash provided by financing activities                             6,410              5,135

                                                                    -------             ------
Decrease in cash & cash equivalents                                  (4,338)            (9,520)

Cash & cash equivalents, beginning of period                          8,289             12,709
                                                                    -------             ------
Cash & cash equivalents, end of period                               $3,951             $3,189
                                                                     ======             ======


See accompanying notes



                                TOPS APPLIANCE CITY, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE  1.

The accompanying condensed consolidated financial statements (unaudited) should be read in conjunction with the consolidated financial statements and disclosures included in the Company's 1995 Annual Report on Form 10-K.

The condensed consolidated financial statements (unaudited) include all adjustments (consisting of normal recurring items) which management considers necessary to present fairly the financial position and results of operations of the Company for the three and nine months ended September 24, 1996 and September 26, 1995.

Included in accounts payable is a cash overdraft balance of $3,830,000 and $4,398,000 at September 24, 1996 and December 26, 1995, respectively.

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

The Company purchases product protection plans on a non-recourse basis from a third party who performs the obligations of the Company under these plans through factory authorized service centers. The revenues and related costs associated with the sale of these product protection plans are as follows:


                   Three Months Ended                   Nine Months Ended
                   ------------------                   -----------------
                  9/24/96       9/26/95              9/24/96         9/26/95
                  -------       -------              -------         -------
Revenues       $ 3,233,000   $ 5,496,000          $ 10,110,000     $16,786,000

Costs          $ 1,389,000   $ 2,297,000          $  4,289,000     $ 6,905,000




                               TOPS APPLIANCE CITY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE  3.

FASB Statement No. 109, "Accounting for Income Taxes" requires recognition of deferred income taxes using the liability method, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to affect the tax return. Deferred tax assets and liabilities are adjusted for tax rate changes. The components of net deferred taxes at September 24, 1996 were:


Current deferred tax assets:
  Compensation not currently deductible                          $  313,000
  Inventory                                                         351,000
  Accrued liabilities                                               102,000
  Federal and state loss carryforwards                            2,376,000
  Alternative minimum tax and jobs credit carryforwards             326,000
  Warranty                                                            5,000
  Other                                                             411,000
  Valuation allowance                                              (417,000)
                                                                  ---------
  Total current deferred tax assets                               3,467,000

Current deferred tax liabilities:
  Vendor allowances                                               2,414,000
  Other	                                                            897,000
                                                                  ---------
  Total current deferred tax liabilities                          3,311,000

  Net current deferred tax assets                                $  156,000
                                                                 ==========

Non-current deferred tax assets:
  Compensation not currently deductible	                          $ 124,000
  Rent                                                            1,241,000
  Depreciation                                                    1,900,000
  Warranty                                                          378,000
  Other	                                                           (100,000)
  Valuation allowance                                              (785,000)
                                                                  ---------
  Total non-current deferred tax assets                           2,758,000

  Non-current deferred tax liabilities-other                          5,000
                                                                  ---------
  Net non-current deferred tax assets                            $2,753,000
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

Results of Operations

        The following table sets forth certain items in the Company's Condensed Consolidated Statements of Operations expressed as a percentage of net sales and service revenues:



                                  Percentage of Net Sales and Service Revenues


                                 Three Months Ended         Nine Months Ended

                                  9/24/96    9/26/95         9/24/96    9/26/95
                                  -------    -------         -------    -------

Net sales and service revenues    100.0%      100.0%        100.0%     100.0%
Cost of sales                      79.8        76.8          78.7       76.7
                                  -----       -----         -----      -----
Gross profit                       20.2        23.2          21.3       23.3

Selling, general and
 administrative expenses           26.4        21.4          26.7       23.0
                                  -----       -----         -----      -----
Income (loss) from operations      (6.2)        1.8          (5.4)       0.3

Other income                        0.2         0.2           0.3        0.2
Interest expense                   (2.5)       (0.9)         (1.9)      (0.9)
                                   -----       -----        -----      -----
Income (loss) before provision
    (benefit) for income taxes     (8.5)        1.1          (7.0)      (0.4)

Provision (benefit) for income
 taxes                             (3.4)        0.4          (2.8)      (0.2)
                                  -----       -----         -----      -----
Net income (loss)                  (5.1)%       0.7%         (4.2)%     (0.2)%
                                  =====       =====         =====      =====




Three Months Ended September 24, 1996 Compared to the Three Months Ended September 26, 1995.

        Net sales and service revenues for the three months ended September 24, 1996 decreased 36.7% to $75,804,000 from $119,827,000 for the three months ended September 26, 1995. This decrease is attributable to the reduced room air conditioner sales due to unseasonably cooler weather during the quarter. Room air conditioner sales were $20,600,000 or 75.9% less than last year for the quarter. The highly competitive and continuing slow retail environment in the Northeast also contributed to the decrease. Total comparable store sales were 37.3% lower than last year. The decrease in room air conditioner sales accounted for approximately 50% of the sales decline. Sales from the commercial division decreased 32.1% or $4,172,000.

        Gross revenues from the sale of product protection plans for the three months ended September 24, 1996 decreased 41.2% to $3,233,000 from $5,496,000 for the three months ended September 26, 1995. Incremental costs related to these sales totaled $1,389,000 and $2,297,000 respectively, for the comparable periods.

        Gross profit as a percentage of net sales and service revenues for the three months ended September 24, 1996 decreased to 20.2% from 23.2% last year. This decrease was due in part to lower sales of higher margined air conditioners due to the unseasonably cooler weather and gross margin pressure caused by the generally weak retailing environment in a highly promotional metro New York / New Jersey marketplace. Gross margins in the commercial sales division increased to 9.2% from 7.8% for the comparable periods. Gross margins in the commercial sales division tend to be lower than gross margins on retail sales.

        Selling, general and administrative expenses for the three months ended September 24, 1996 decreased 22.2% to $19,979,000 from $25,685,000 for the three months ended September 26, 1995. This net decrease was achieved primarily by reducing payroll and related expenses, net advertising, other cost-cutting measures and reduced net variable selling expenses, partially offset by higher data processing expenses. Selling, general and administrative expenses as a percentage of net sales and service revenues increased to 26.4% from 21.4% for the comparable periods. This increase was due primarily to the decreased sales levels.

        Interest expense increased to $1,929,000 from $1,045,000 for the comparable periods as a result of the write-off of $630,000 of capitalized loan fees associated with the company's revolving credit facility which was replaced in October 1996 with a new revolving credit facility with more favorable terms to the Company. Higher average borrowings on the revolving credit facility during the quarter also contributed to the increase in interest expense.

        The Company's net loss for the three months ended September 24, 1996 was $3,847,000 ($.53 per share) compared to a net income of $816,000 ($.11 per share) for the three months ended September 26, 1995.


Nine Months Ended September 24, 1996 Compared to the Nine Months Ended September 26, 1995.

        Net sales and service revenues for the nine months ended September 24, 1996 decreased 30.0% to $226,398,000 from $323,358,000 for the nine months ended September 26, 1995. This decrease is attributable to the highly competitive and continuing slow retail environment in the Northeast. Room air conditioner sales declines due to unseasonably cooler weather during the summer season, also contributed to the decrease. Room air conditioner sales were approximately 55.0% less than last year. The highly competitive and continuing slow retail environment in the Northeast also contributed to the decrease. Total comparable store sales were 30.4% lower than last year. The decrease in room air conditioner sales accounted for approximately 30% of the sales decline.

        Gross revenues from the sale of product protection plans for the nine months ended September 24, 1996 decreased 39.8% to $10,110,000 from $16,786,000 for the nine months ended September 26, 1995. Incremental costs related to these sales totaled $4,289,000 and $6,905,000 respectively, for the comparable periods.

        Gross profit as a percentage of net sales and service revenues for the nine months ended September 24, 1996 decreased to 21.3% from 23.3% last year. This decrease was due in part to lower sales of higher margined air conditioners due to the unseasonably cooler weather and gross margin pressure caused by the generally weak retailing environment in a highly promotional metro New York / New Jersey marketplace. Gross margins in the commercial sales division increased to 9.4% from 8.3% for the comparable periods. Gross margins in the commercial sales division tend to be lower than gross margins on retail sales.

        Selling, general and administrative expenses for the nine months ended September 24, 1996 decreased 18.4% to $60,567,000 from $74,233,000 for the nine months ended September 26, 1995. This net decrease was achieved primarily by reducing payroll and related expenses, net advertising, other cost-cutting measures and reduced net variable selling expenses, partially offset by higher data processing expenses. Selling, general and administrative expenses as a percentage of net sales and service revenues increased to 26.7% from 23.0% for the comparable periods. This increase was due primarily to the decreased sales levels.

        Interest expense increased to $4,254,000 from $3,177,000 for the comparable periods as a result of interest in 1996 on the Queens mortgage, which was entered into in July 1995, and the write-off of $630,000 of capitalized loan fees associated with the company's revolving credit facility which was replaced in October 1996 with a new revolving credit facility with more favorable terms to the Company.

        The Company's net loss for the nine months ended September 24, 1996 was $9,501,000 ($1.31 per share) compared to a net loss of $816,000 ($.11 per share) for the nine months ended September 26, 1995.

Seasonality

        Sales and income levels are generally highest in the fourth quarter as a result of increased demand for consumer electronics during the holiday season and higher during either the second or third quarter, depending on weather conditions, as a result of demand for air conditioners during the summer months. The Company's net sales and service revenues are also generally lowest in the first quarter and the Company has experienced net losses in the first quarter of certain years including the first quarters of 1996 and 1995.
Except for 1995, the last half of each fiscal year generally accounts for a major portion of the Company's annual operating profit. The Company experiences a buildup of inventory during its first quarter due to the purchase of room air conditioners in anticipation of the May through August selling season and the third and fourth quarters in anticipation of the holiday season.


Liquidity and Capital Resources

        In the past, the Company has relied primarily upon net cash from operations, a revolving credit facility with institutional lenders and inventory floor plan financing to finance its operations and growth. At September 24, 1996, the Company had working capital of $24,685,000, which represented a decrease of $7,427,000 from December 26, 1995. During the nine months ended September 24, 1996, the Company incurred net capital expenditures of $910,000, decreased inventories by $7,675,000, increased short term borrowing by $3,649,000 and decreased trade payables by $627,000.

        In October 1996, the Company entered into a new $35,000,000 secured credit facility with more favorable terms to the Company. The secured credit facility bears interest at the bank's base rate plus 1% and expires in October 1999. All of the Company's unencumbered assets are pledged as collateral for the new facility. The loan agreement contains no financial covenants. The outstanding borrowings under the previous credit facility was $12,549,000 at September 24, 1996.

        Short-term trade credit represents a significant source of financing for inventory. Trade credit arises from the willingness of the Company's vendors to grant extended payment terms for inventory purchases and is financed either by the vendor or by third-party floor-planning sources. The Company utilizes floor-planning companies which in the aggregate at any one time provide financing for approximately 25% to 45% of the Company's inventory purchases. Payment terms generally vary up to 150 days, depending upon the inventory product. The Company typically grants the floor-planning companies a security interest in those products financed together with the proceeds from the sales of such products.

        The Company believes that its borrowings under existing credit facilities and inventory floor plan arrangements will be sufficient to fund the Company's operations.

Part II
Other Information:
------------------

ITEM 1.	Legal Procedures

        Not applicable

ITEM 2.	Changes in Securities

        Not applicable

ITEM 3.	Default Upon Senior Securities

        Not applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders

        Not applicable

ITEM 5.	Other Information

        Not applicable

ITEM 6.	Exhibits and Reports on Form 8-K

        Not applicable









SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 7, 1996


                             TOPS APPLIANCE CITY, INC.



                             BY: /s/ Thomas L. Zambelli
                                 __________________________
                                 Thomas L. Zambelli
                                 Senior Vice President and
                                 Chief Financial Officer