Form 10-Q/A
period 1996-09-24
TOPS APPLIANCE CITY INC
filed 1996-12-30
CIK 888470

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                               Washington,  D.C.  20549
                                     FORM  10-Q/A




(X)     Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities
        Exchange Act of 1934 For the period ended September 24,
1996

------------------
(  ) Transition Report pursuant to Section 13 or 15 (d) of the
Securities
     and Exchange Act of 1934 For the transition period from _______ to _______

                             Commission File Number   0-20498

  TOPS APPLIANCE CITY, INC.
-----------------------------------------------------------------
--------------
(Exact name of registrant as specified in its charter)

 NEW JERSEY
22-3174554
-----------------------------------------------------------------
--------------
(State or other jurisdictions of                   (I.R.S.
Employer I.D. No.)
   incorporation or organization)

 45 Brunswick Avenue,  Edison,  New Jersey
08818
-----------------------------------------------------------------
---------------
(Address of principal executive offices)
(Zip Code)

  (908) 248-2850
-----------------------------------------------------------------
---------------
 (Registrant's telephone number, including area code)


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

Dated: December 30, 1996


                             TOPS APPLIANCE CITY, INC.



                             BY: /s/ Thomas L. Zambelli
                                 __________________________
                                 Thomas L. Zambelli
                                 Senior Vice President and
                                 Chief Financial Officer