Form 10-Q/A
period 1996-09-24
TOPS APPLIANCE CITY INC
filed 1997-03-24
CIK 888470

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
                                (Dollars in thousands)
                                      (Unaudited)

                                           September 24, 1996*  December 26, 1995
                                           ------------------   -----------------
       ASSETS
Current Assets:
       Cash and cash equivalents                   $ 3,951        $ 8,289
       Accounts receivable, net                      1,346          1,452
       Merchandise inventory                        52,172         59,847
       Prepaid expenses and other current assets     2,577          2,264
                                                   _______        ________
                     Total current assets           60,046         71,852

Property, equipment & leasehold improvements, net   32,796         35,616
Deferred taxes                                       2,250          2,462
Other assets                                         3,487          3,622
                                                 --------        --------
                                                 $ 98,579        $113,552
                                                 ========        ========
       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
         Accounts payable                       $  12,561        $ 13,188
         Accrued liabilities and income taxes       3,996           6,134
         Sales tax payable                          1,093           2,318
         Customer deposits                          4,438           3,930
         Short-term borrowings                     12,549           8,900
         Current portion of long-term debt            376             645
         Due to related parties                     1,927           1,927
         Deferred taxes                             2,250           2,698
                                                 ---------       --------

                  Total current liabilities        39,190          39,740

Long-term debt, net of current portion             48,966          49,201
Due to related parties                                195             782
Deferred rent                                       3,122           2,792
Other liabilities                                     817             938

Shareholders' equity                                6,289          20,099
                                                 --------        --------
                                                 $ 98,579        $113,552
                                                 ========        ========

See accompanying notes.
*Restated - See note 3


                                    TOPS APPLIANCE CITY,  INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                              THIRD QUARTER AND NINE MONTHS ENDED
                            SEPTEMBER 24, 1996 AND SEPTEMBER 26, 1995
                            (Dollars in thousands except per share data)
                                            (Unaudited)

                               3rd Quarter     3rd Quarter       Nine Months      Nine Months
                               1996*           1995              1996*            1995
                               -----------     -----------       -----------      -----------



Net sales and service revenues $   75,804       $119,827           $226,398        $323,358
Cost of sales                      60,492         92,052            178,081         248,048
                                   ----------     --------           --------        --------
Gross profit                       15,312         27,775             48,317          75,310


Selling, general and
administrative expenses            19,979         25,685             60,567          74,233
                                   ----------     --------            -------         -------
Income (loss) from operations      (4,667)         2,090            (12,250)          1,077


Other income                          187            303                671             741
Interest expense                   (1,929)        (1,045)            (4,254)         (3,177)
                                   ----------     --------             ------          ------
Income (loss) before provision (benefit)
  for income taxes                 (6,409)         1,348            (15,833)         (1,359)

Provision (benefit) for income
taxes                               1,771            532             (2,000)            (543)
                                   ----------        -------          ------          -------

Net income (loss)                 ($8,180)          $ 816          ($13,833)          ($816)
                                   ==========         ======          =======          ======
Net income (loss) per common share ($1.12)          $   0.11            ($1.90)          ($0.11)
                                   ==========         ======            =======          ======

Weighted average shares
outstanding                      7,265,698      7,276,985         7,265,698        7,264,572
                                   ==========      =========          =========       =========



See accompanying notes.
*Restated - See note 3


                                     TOPS APPLIANCE CITY, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED SEPTEMBER 24, 1996 AND SEPTEMBER 26, 1995
                                      (Amounts in thousands)
                                           (Unaudited)


                                                   For the Nine Months Ended
                                           September 24, 1996*    September 26, 1995

                                 ------------------     ------------------


Cash flow from operating activities:
Net loss                                  ($13,833)            ($816)
Adjustments to reconcile net loss
   to net cash provided by (used in)
operating activities:

     Depreciation and amortization           4,641              4,823
     Deferred rent                             330                395
     Amortization of deferred income           (73)              (162)
     Accounts receivable, net                  106                259
     Inventory                               7,675             (9,670)
     Prepaid expenses and other
    current assets                            (313)             1,517
     Accounts payable                       (4,457)            (4,182)
     Sales tax payable                      (1,225)            (1,618)
     Accrued liabilities and income
    taxes payable                           (2,138)              (870)
     Customer deposits                         508               (724)
     Deferred taxes                           (236)              (368)
     Other assets                             (775)            (1,859)
     Other liabilities                         (48)               272
                                            -------            -------
Net cash (used in) operating activities     (9,838)           (13,003)

Cash flows from investing activities:
     Capital expenditures, net of disposals  (910)            (1,652)
                                            -------             ------

Net cash (used in) investing activities      (910)            (1,652)

Cash flows from financing activities:

     Short-term borrowings                  3,649             (6,700)
     Cash overdrafts                        3,830              3,846
     Notes payable                           (504)              (671)
     Due to related parties                  (587)              (586)
     Proceeds from mortgage payable                            9,200
     Proceeds from Employee Stock
     Purchase Plan                            22                  46
                                            -------              -----
Net cash provided by financing activities  6,410               5,135

                                            -------             ------

Decrease in cash & cash equivalents       (4,338)            (9,520)

Cash & cash equivalents, beginning
of period                                  8,289             12,709
                                           -------             ------
Cash & cash equivalents, end of period    $3,951             $3,189
                                           ======             ======


See accompanying notes
*Restated - see note 3

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

FASB Statement No. 109, "Accounting for Income Taxes" requires recognition of deferred income taxes using the liability method, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to affect the tax return. Deferred tax assets and liabilities are adjusted for tax rate changes. The components of net deferred taxes at September 24, 1996 were:


Current deferred tax assets:
  Compensation not currently deductible                          $  313,000
  Inventory                                                         351,000
  Accrued liabilities                                               102,000
  Warranty                                                            5,000
  Other                                                             411,000
  Valuation allowance                                              (886,000)
                                                                 ___________

  Total current deferred tax assets                                 296,000

Current deferred tax liabilities:
  Vendor allowances                                               2,414,000
  Other                                                             132,000
                                                                 __________

  Total current deferred tax liabilities                          2,546,000

  Net current deferred tax liabilities                           $2,250,000
                                                                 __________
                                                                 __________

Non-current deferred tax assets:
  Compensation not currently deductible                             124,000
  Federal and state loss carryforwards                            4,930,000
  Alternative minimum tax and jobs credit carryforwards             604,000
  Rent                                                            1,241,000
  Depreciation                                                    1,900,000
  Warranty                                                          378,000
  Other                                                            (100,000)
  Valuation allowance                                            (6,822,000)
                                                                 -----------
                                                                 -----------
  Total non-current deferred tax assets                           2,255,000

  Non-current deferred tax liabilities-other                          5,000
                                                                  ---------
  Net non-current deferred tax assets                            $2,250,000
                                                                 ==========


The financial statements as at September 24,1996 and for the three and nine months then ended have been revised from those previously issued to reflect a correction of the valuation allowance. Such revisions had the effect of increasing the net loss for the three and nine months ended September 24, 1996 by $4,332,000 ($0.59).


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

Results of Operations

        The following table sets forth certain items in the Company's Condensed Consolidated Statements of Operations expressed as a percentage of net sales and service revenues:



                                  Percentage of Net Sales and Service Revenues


                                 Three Months Ended         Nine Months Ended

                                  9/24/96    9/26/95         9/24/96    9/26/95
                                  -------    -------         -------    -------

Net sales and service revenues    100.0%      100.0%        100.0%     100.0%
Cost of sales                      79.8        76.8          78.7       76.7
                                  -----       -----         -----      -----
Gross profit                       20.2        23.2          21.3       23.3

Selling, general and
 administrative expenses           26.4        21.4          26.7       23.0
                                  -----       -----         -----      -----
Income (loss) from operations      (6.2)        1.8          (5.4)       0.3

Other income                        0.2         0.2           0.3        0.2
Interest expense                   (2.5)       (0.9)         (1.9)      (0.9)
                                   -----       -----        -----      -----
Income (loss) before provision
    (benefit) for income taxes     (8.5)        1.1          (7.0)      (0.4)

Provision (benefit) for income
 taxes                              2.3         0.4          (0.9)      (0.2)
                                  -----       -----         -----      -----
Net income (loss)                 (10.8)%       0.7%         (6.1)%     (0.2)%
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

        The Company's net loss for the three months ended September 24, 1996 was $8,180,000 ($1.12 per share) compared to a net income of $816,000 ($.11 per share) for the three months ended September 26, 1995.


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

        The Company's net loss for the nine months ended September 24, 1996 was $13,833,000 ($1.90 per share) compared to a net loss of $816,000 ($.11 per share) for the nine months ended September 26, 1995.

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


Liquidity and Capital Resources

        In the past, the Company has relied primarily upon net cash from operations, a revolving credit facility with institutional lenders and inventory floor plan financing to finance its operations and growth. At September 24, 1996, the Company had working capital of $20,856,000, which represented a decrease of $11,256,000 from December 26, 1995. During the nine months ended September 24, 1996, the Company incurred net capital expenditures of $910,000, decreased inventories by $7,675,000, increased short term borrowing by $3,649,000 and decreased trade payables by $627,000.

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