Form 10-K
period 1996-12-31
TOPS APPLIANCE CITY INC
filed 1997-04-16
CIK 888470

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                       FORM 10-K
                                     ANNUAL REPORT

                          Pursuant to Section 13 or 15(d) of
                          the Securities Exchange Act of 1934

                      For the fiscal year ended December 31, 1996
                              Commission File No. 0-20498

                               TOPS APPLIANCE CITY, INC.
                (Exact name of registrant as specified in its charter)

New Jersey                                        22-3174554

(State of Incorporation)                 (I.R.S. Employer ID No.)

45 Brunswick Avenue, Edison, NJ                     08818

(Address of principal executive                (Zip Code)
 offices)

Registrant's phone number, including area code:   (908) 248-2850

Securities registered pursuant to Section 12(b) of the Act:  None


Securities registered pursuant to Section 12(g) of the Act:Common
Stock, No
Par Value



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X          No

     The aggregate market value of Common Stock held by non-affiliates based upon the average price of such stock as quoted on NASDAQ for April 14, 1997, and reported by the National Quotation Bureau, Inc. was $1,173,373. Shares of Common Stock held by each officer and director, and each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.

     Registrant's Common Stock (no par value) outstanding at April 11, 1997, was 7,277,229 shares.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not, to the best of the Registrant's knowledge, be contained in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___


                                          Total Number of Pages: 59
                                          Exhibit List:  Page 20

Documents Incorporated by Reference:  Proxy Statement for
                                      1997 Annual Meeting

                                   TABLE OF CONTENTS



          ITEM
         PAGE

1.        Business. . . . . . . . . . . . . . . . . . . . . . . .1

2.        Properties. . . . . . . . . . . . . . . . . . . . . . .11

3.        Legal Proceedings . . . . . . . . . . . . . . . . . . .11

4.        Submission of Matters to a Vote of Security Holders . .11

5.        Market for the Registrant's Common Stock and Related
          Stockholder Matters . . . . . . . . . . . . . . . . . .12

6.        Selected Financial Data . . . . . . . . . . . . . . . .12

7.        Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . . . .15

8.        Financial Statements and Supplementary Data . . . . . .19

9.        Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure . . . . . . . . . .19

10.       Directors and Executive Officers of the Registrant. . .19

11.       Executive Compensation. . . . . . . . . . . . . . . . .19

12.       Security Ownership of Certain Beneficial Ownership
          and Management. . . . . . . . . . . . . . . . . . . . .19

13.       Certain Relationships and Related Transactions. . . . .19

14.       Exhibits, Financial Statement Schedule
          and Reports on Form 8-K . . . . . . . . . . . . . . . .20

                                  PART I

ITEM 1.  Business

General

          Tops Appliance City, Inc. ("Tops" or the "Company") is a leading retailer of home appliances and consumer electronics in New Jersey and New York, serving a customer base within the Greater New York Metropolitan Area. The Company operates eight retail megastores, ranging in size from 43,000 to 120,000 square feet, in heavily populated locations in New Jersey and in New York. The Company also operates a commercial division, selling to small independent retailers, builders and landlords, corporate buying groups, major corporations and municipalities, which accounted for approximately 11% of its net sales and service revenues in fiscal 1996 and fiscal 1995.

          Tops' stores display a broad selection of high quality, nationally recognized brand names in each of its product categories. The Company's primary products include major appliances, such as refrigerators, washers and dryers, electronics including televisions, VCRs, camcorders, room air conditioners, consumer electronics, home and car audio equipment, personal computers, small electronic appliances, and other related products such as vacuum cleaners, seasonal goods, home fitness, housewares, related accessories and extended service plans. The Company maintains a knowledgeable, well-trained sales force which builds and reinforces customer confidence in Tops' value-driven merchandising strategy. As part of that strategy, the Company offers a number of customer services, such as home delivery and removal of old appliances. Tops emphasizes competitive pricing in its advertising and guarantees the lowest price on its products through a 45 day, best price guarantee.

          The Company has continued to experience significant declines in comparable store sales. These declines were mostly attributable to the continuing weak retail environment in the appliance and electronic industry and increased competition. The fiscal period ending December 31, 1996 was also severely impacted by the unseasonably cooler weather in the northeast during the summer months which affected sales of room air conditioners. Substantial price deflation in Video and Home Office products also contributed to the sales dollar decline.

          The weak retail environment has created an intense competitive environment in the Metro New Jersey/New York area. This competitive environment has put pressure on gross margins as retailers focus on maintaining market share. In addition, the recent demand for consumer electronics has decreased due to the lack of new products brought to market. Research also indicates that high consumer debt levels have also reduced consumer spending on non-essential items.

          The Company has put forward several initiatives to offset the impact on operating results of the declining sales. In 1997 payroll and payroll related expenses have been additionally reduced as well as many other operating expenses including net advertising, credit card processing, occupancy and corporate overhead. The Company instituted a 45 day, best price guarantee during the fourth quarter of 1995. It appears to have been widely accepted by our customers and recent trends indicate a leveling off of same store sales declines. There can be no assurance that this action will have the desired effect on same store sales declines.



Business Strategy

          Tops' business strategy is to be the dominant retailer of home appliances and consumer electronics in each of its markets by developing customer loyalty through a marketing program that emphasizes price, service and selection. Management believes that the Company's strong sales and customer loyalty are a result of Tops' pricing, customer service and relations, product selection, advertising strategy, store environment, store locations and the quality and experience of its personnel.

          Pricing. The Company's policy is to offer its products at low prices in each of its markets. The Company monitors prices at competing stores on a daily basis and adjusts its prices as necessary to adhere to its "everyday best price" strategy. The Company believes that a "sale" oriented marketing strategy is still necessary in this competitive category and marketplace. The Company offers a 45 day, best price guarantee.

          Customer Service and Relations. The Company is committed to a high level of service for its customers, providing both value and responsiveness. Included among the services it offers are home delivery and removal of old appliances, cartons and packaging. The Company also offers a liberal return and exchange policy. Tops maintains a staff of customer service representatives who answer telephone inquiries six (6) days per week regarding product use, delivery, service, warranties and other customer concerns. The Company also has customer service representatives present in each store who deal with the same types of questions and an "electronic hospital" staffed during store hours by trained technical advisors who are responsible for free instructional assistance, product analysis and customer service.

          Product Selection. Tops offers a broad range of high quality, nationally recognized brand names within each product category and at all price points, with greater inventory depth at the middle to higher price level than most retailers. The Company's stores display in excess of 5,000 products and maintain over 9,000 products in inventory. The Company offers the full line of models from each of its vendors in all of the Company's major product categories. The Company's policy is to maintain all products in stock for immediate availability to the customer.

          Advertising. The Company utilizes an advertising strategy that stresses the offering of nationally recognized brands at significant savings. The Company generally advertises weekly in 8 to 14 regional and local newspapers, and supplements this with radio and billboard advertising. In addition, Tops operates a direct mail program to approximately 350,000 Tops charge card customers. The Company also uses a variety of promotional sales and sales events to increase traffic in its stores.

          Store Environment. Tops' in-store environment seeks to create an atmosphere of excitement through the intensity of its visual merchandising, sales promotion, signage and layout, and the quality, value and variety of product assortment. The stores have an open, clean, bright, exciting atmosphere, with disciplined product presentation, attractive in-store displays and efficient check-out procedures, designed to create a friendly, convenient shopping experience. Tops' sales force is given extensive and ongoing training to provide customers with knowledgeable, prompt and courteous assistance.

          Store Locations. The Company's strategy is to locate its stores in heavily populated areas that are easily accessible from major highways and have adequate parking for high sales volume.

          Personnel Development. The Company devotes significant resources to training its employees, both to ensure basic selling skills and product knowledge and to enhance customer relations.
The Company emphasizes promoting employees from within the organization. This policy, combined with above-average compensation, comprised of salary, commission and incentives for its sales force, has produced loyal, motivated employees with a low turnover record. The Company believes that its employees are among the most qualified and experienced in its industry.

Products

          The Company's stores stock over 9,000 home appliance and consumer electronic products. The Company sells brand-name products, offering its customers a large selection of styles and price points in each of its product categories. The Company sells no private label or house brands. The Company displays in excess of 5,000 products in its stores, in the following categories:

CATEGORY            PRODUCTS           PRINCIPAL BRAND NAMES

Major Appliances    Refrigerators,     Admiral, Frigidaire, General
                    Dishwashers,       Electric, Hotpoint,
                    Washers/Dryers     Jenn-Air, KitchenAid, Magic
                                       Chef, Maytag, Roper, Sub
                                       Zero, Viking, Westinghouse,
                                       Whirpool

Televisions                            Hitachi, JVC, Magnavox,
                                       Proscan, RCA, Samsung,
                                       Sharp, Panasonic, Quasar,
                                       Sanyo, Sony, Zenith

Video               VCRs,              Hitachi, JVC, Panasonic,
                    Camcorders         RCA, Samsung, Sony, Zenith

Ranges/
Microwaves          Ranges,            General Electric, Jenn-Air
                    Cooktops,          Magic Chef, Panasonic, Sharp
                    Range Hoods,       Tappan, Thermadore, Viking,
                    Microwaves         Whirlpool

Air Conditioners                       Carrier, Emerson, Fedders,
                                       Friedrich, General Electric,
                                       Samsung, Whirlpool

Audio                Stereo Systems,   Advent, Aiwa, Bose,
                     Components and    Infinity, JBL, JVC, Kenwood,
                     Speakers          Onkyo, Pioneer, RCA, Sony
                                       ES, Technics

Electronics          Cameras,          AT&T, Alpine, Blaupunkt,
                     Walkman,          General Electric, Hitachi,
                     Radar Detectors   JVC, Kenwood, Magnavox,
                     Portable Radios,  Minolta, Olympus, Panasonic,
                     Audio and Car     Sony, Yashica
                     Alarms, Telephones,
                     Cellular Phones

Home Office          Computers,             Apple, AST, Brother,
Products             Printers, Fax          Canon, Compaq, Epson,
                     Printers, Fax          Hewlett Packard,
                     Machines,              IBM, Lexmark
                     Wordprocessors,
                     Typewriters,
                     Copiers

Vacuums,Seasonal     Vacuum Cleaners,       Braun, Black and
Items/Housewares     Humidifiers,           Decker, Eureka,
                     Fans,                  General Electric,
                     Space Heaters,         Hoover, Krups, Sanyo,
                     Small Electrical       Sharp, Sunbeam,
                     Appliances             Thermos, Weber,
                     (coffee makers,        Westinghouse
                     blenders, etc.),
                     Barbecue Grills

Home Fitness          Treadmills,            BMI, D.P., Pro-Form,
Products              Skiers, Gyms,          Roadmaster
                      Stairclimbers

          The Company tailors its product mix to meet the needs of its customers by regularly evaluating sales and profit performance for each of its products through its computerized perpetual inventory system. Product mix by category has remained relatively stable over the past five years. Management believes that this stability makes the Company less vulnerable to short term product trends and changing economic conditions. The following chart demonstrates the percentage of retail and commercial sales represented by each of the Company's product categories during the past three years:

                                           Total Merchandise Sales
Product Category                            1994    1995    1996
Major Appliances (Refrigerators,
  Washers, Dryers)........................  22.3%   20.5%   21.4%
Ranges/Microwaves/Dishwashers.............   13.1    12.4   13.4
Air Conditioners..........................    9.7    12.0    7.2
Vacuums/Seasonal Items/Housewares.........    4.6     5.0    5.3
   Subtotal...............................   49.7    49.9   47.3

Televisions...............................   15.0    14.4   14.7
Video/Projection Televisions..............   10.4    10.8   11.2
Audio.....................................    7.8     7.3    6.9
Home Office and Other
  Consumer Electronics....................   11.8    13.2   15.6
   Subtotal...............................   45.0    45.7   48.4

Extended Service Plans and
  Miscellaneous Income....................    5.3     4.4    4.3
                                            100.0%  100.0% 100.0%

Extended Service Plans

          The Company offers extended service plans for most categories of its retail products. The extended service plans cover services or time periods not covered by the manufacturer's warranty on such products and are non-cancelable. These plans are administered for the Company by Warrantech Corporation, an unaffiliated third party, which performs the repair services required by the plans through factory authorized service centers. Warrantech is required by its agreement with the Company to maintain insurance to protect the Company in the event that Warrantech fails to fulfill its obligations under the extended service plans. The Company sells the extended service plans to Warrantech on a non-recourse basis. In 1990, the Company began offering customers who purchase five-year extended service plans vouchers entitling them to certain store discounts, subject to certain restrictions, if the customer does not utilize the extended service contract during the five-year term. The Company has established a reserve on its balance sheet to cover the potential cost of honoring these vouchers. Gross margins from the sale of extended service plans are higher than gross margins from the sale of the Company's other products.

Purchasing

          The Company offers a broad range of name brands within each product category at all price points, with a greater inventory depth at the middle to higher price level than most retailers. Because Tops purchases complete product lines in large volumes, with an emphasis on middle to higher priced models, the Company is able to obtain quality products at competitive prices and discretionary advertising subsidies from vendors to promote the sale of their products. Although certain vendors are significant to the Company's business because of their name recognition, the Company does not believe that its business is dependent upon any one vendor or particular group of vendors. In fiscal 1996, no vendor accounted for more than 10% of the Company's purchases.
Tops purchases over 75% of its products from the 15 vendors shown in the following chart.

                         Top 15 Vendors

Fedders                    JVC               Sony
Freiderich                 Kenwood           Thomson/RCA
Frigidaire                 Maytag            Whirlpool/KitchenAid
G.E./Hotpoint              Samsung           Zenith
Hitachi                    Sharp
Jenn-Air/Magic Chef




          The Company's merchandise purchasing is managed through its buying and merchandising group, consisting of the Senior Vice President/Chief Operating Officer and a staff of eight buyers.
Each buyer is responsible for purchasing products within specified product categories. Within each category, the buyer is responsible for choosing the product mix, insuring product availability based upon the rate of sale, and negotiating prices, payment terms and other vendor support items. The buyers are also responsible for analyzing potential new business.

          The Company generally orders inventory one month in advance of delivery dates, but provides key vendors with 120 day rolling forecasts to ensure availability of important items.


Advertising

          The Company uses a "price and item" approach in its advertising, stressing the offering of nationally recognized brands at significant savings. The emphasis of the Company's advertising is to stress the Company's low prices as well as its customer service features, such as home delivery and disposal of old appliances and removal of cartons and packaging. Advertisements are placed in 8 to 14 regional newspapers weekly and on billboards and radio. The Company also uses a circular program showing a broader selection of advertised product. The Company is not currently utilizing television advertising, although it has utilized it in the past. Advertisements are complemented by in-store signage highlighting brand-name products and values. The Company's advertising strategy includes a series of special events, such as computer expos, home theater expos and private sales throughout the year to generate traffic and to maintain a sense of shopping excitement. Tops also employs a monthly direct mailing to its credit card holders and to other selected groups.

          Tops employs a six-person staff to coordinate its advertising and develop promotional strategies. Certain manufacturers provide the Company with various discretionary funding subsidies to promote the sale of their products.

Customer Service and Relations

          Tops places a strong emphasis on customer service and relations as part of its business strategy. The Company offers a number of services such as home delivery, removal and disposal of old appliances and packaging of delivered products. The Company emphasizes the quality of its sales force, devoting significant resources to training, and is committed to having sufficient sales people available at all times to service all customers in a store.

          The Company maintains a staff of customer service representatives who respond to customer calls six days per week. The customer service representatives are trained to answer questions regarding product use, delivery, service, warranties and other customer concerns. Tops has regular contacts at each of its vendors who enable Tops to respond promptly to specific product questions.

Customer Credit

          Tops' customers may pay for their purchases with the Tops proprietary credit card, Visa, Master Card, American Express, Discover, cash, check or debit card. The Company periodically offers extended payment term financing programs which are often sponsored by manufacturers.

          Since 1987, when the Company initiated its own proprietary credit card, the Company has increased the number of its credit card accounts to in excess of 350,000. As of December 31, 1996, approximately 30% of Tops' credit card holders had outstanding balances. The Company has made a significant investment in its credit card program since Tops credit card holders generally constitute its most loyal and active customers. As part of its growth strategy, the Company intends to increase the number of Tops credit card holders while maintaining existing credit standards. No assurances can be given that the Company will be able to accomplish this goal. In addition, the Company believes that its credit card is a particularly productive tool for targeted marketing and presents an excellent opportunity to analyze and better understand its customers' shopping patterns and trends.

          Purchases made with a Tops credit card involve lower costs to the Company than other credit cards, with no greater risk to the Company. The following table summarizes the percentage of total retail sales generated by type of payment for the fiscal years 1994, 1995 and 1996.

                                              1994   1995   1996

          Tops Credit Card................... 23.1%  25.3%  25.4%
          Visa, MasterCard, American
            Express, Discover................ 51.0%  50.3%  48.3%
          Cash, Check, Debit Card, Other..... 25.9%  24.4%  26.3%

          The Company's credit card program is administered by Monogram Credit Card Bank of Georgia, a subsidiary of General Electric Capital Corporation ("GE Capital"). The Account Financing Agreement between the Company and GE Capital requires GE Capital to purchase Tops' customer accounts receivable on a non-recourse basis. GE Capital pays Tops a monthly fee based upon total average receivable balances of the Tops portfolio. Tops pays GE Capital monthly for all finance charge reversals incurred by Tops customers.

          Additionally, GE Capital offers insurance and other products to Tops' credit card customers and distributes a portion of the income derived from the marketing of such products to Tops.

Warehousing and Distribution

          The Company operates a 431,000 square foot warehouse and distribution center at its Edison, New Jersey headquarters, from which it serves all eight of its stores. The center has three subdivisions, devoted to receiving, storage and home delivery, respectively. The Company believes this facility has the capacity to service existing stores and commercial operations and two additional stores. A portion of the facility is leased from the Company's former Chairman, who remains a director and principal shareholder. See Item 13 - Certain Relationships and Related Transactions.

          The Company purchases in bulk and utilizes distribution personnel and systems to transfer merchandise to store locations and to manage the quantities moved into and out of the warehouse. The distribution system supports the Company's advertising strategy by prioritizing and processing needed merchandise through the distribution center. Store inventory levels are reviewed and adjusted constantly toward calculated targets in most product categories.

          Tops makes approximately 3,500 product deliveries per week, to customers' homes from its distribution center, using trucks owned by independent owner-operators and administered by Merchants Home Delivery Service ("Merchants") and Westbury Terminals, Inc. of Georgia ("WTI"). The Company uses a computerized delivery system to coordinate routing and increase efficiencies. In addition, the Company makes deliveries to its stores every day to support inventories of items that customers can take with them. The Company pays only for completed deliveries and, at a lower rate, for certain uncompleted deliveries. The Company's agreements provide that Merchants and WTI assume the risk of loss for merchandise upon taking delivery from the Company. The Company has also contracted with WTI for the transportation of merchandise between its distribution center and store locations.

Commercial Sales Division

          The Company operates a commercial sales division which accounted for approximately 11% of the Company's net sales and service revenues in fiscal 1996 and 1995. The commercial operations are made up of five categories: (i) sales to small independent retailers; (ii) telemarketing sales through several corporate benefit buying clubs in which the Company participates;
(iii) sales to builders and landlords; (iv) sales to major corporations for their various gift and incentive programs, and (v) sales to exporters. These sales are generally made at lower gross margins than the Company's retail sales, but are made with less operating expense to the Company.

Management Information and Control Systems

          The Company has placed substantial emphasis on its management information and control systems. Control of the Company's merchandising activities is maintained by a sophisticated set of on-line systems, including a point-of-sale and sales reporting system. These systems are completely integrated and track merchandise from order through sale. They are used to compare actual to planned results and to highlight areas requiring management attention.

          All operational data is fully integrated with the Company's financial systems. The inventory information in the systems is verified through a program of cycle counting and testing.

          The Company upgrades its management information and control systems on an on-going basis. The Company believes that the systems it has implemented are an important factor in enabling it to achieve its goal of superior execution in all aspects of the Company's operations and that its existing computer systems are fully capable of further technical enhancements with minimal conversion effort.

Expansion Strategy

          The Company continues to evaluate expansion plans in new and existing markets within the Greater New York Metropolitan Area.

The Company has plans for a ninth store in Brooklyn, New York, which it intends to open during the fourth quarter 1997. The availability of financial resources may limit the Company's expansion plans, and no assurances can be given that the Company will expand.

          In evaluating new markets to enter, the Company considers a number of criteria, including proximity to its existing stores and the size, strength and merchandising philosophy of potential competitors. In selecting a site, the Company searches for buildings which are between 45,000 - 60,000 square feet with ample customer parking areas to support high sales volumes. The Company also considers local demographics, traffic patterns and overall retail activity. Although the Company seeks locations that are conveniently reached and highly visible from major highways, the stores need not be located in the most important retail location in the particular market.

Competitors

          The Company operates in a highly competitive marketplace.

The Company faces competition for customers from traditional department stores and from specialty and other retailers. Some of these competitors are units of large national or regional chains that may have greater financial and other resources than the Company. Circuit City, a national retailer of consumers electronics, music and appliances, has recently announced plans to open stores in the New Jersey/New York marketplace during 1997. Circuit City currently does not operate any stores in this region. Although most of the Company's competitors have more stores than the Company, the stores are generally smaller and the Company believes that they produce lower sales than the Company on a per store basis.

          Competition within the Company's industry is based upon breadth of product selection, product quality, customer service and price. The Company believes that it is comparable with or superior to all of its competitors in each of these categories.

Employees

          As of December 31, 1996, the Company had approximately 950 full time and 650 part-time employees. The Company also employs additional part-time salespersons and cashiers during peak periods. None of the Company's employees are represented by a labor union. The Company believes that relationships with its employees are good.

Service Marks

          The service marks TOPS and a Tops logo used in the Company's print advertising, have been registered by the Company in the U.S. Patent and Trademark Office. The Company believes that these marks have acquired substantial goodwill and reputation and broad consumer recognition as marks of the Company within its market area and that their continued use is important to the development of its business.




Reorganization

          The Company was reorganized (the "Reorganization") in August, 1992 as two New Jersey corporations in connection with the Company's initial public offering. Prior to that, the Company had operated as a Delaware Limited Partnership ("Tops LP"). The limited partners of Tops LP contributed their partnership interest and shares, respectively, to a newly formed corporation in exchange for that corporation's common stock. This corporation changed its name to Tops Appliance City, Inc. and became the sole shareholder of the former corporate general partner, which owned all of the Company's assets and traded as Tops Appliance City, Inc. In March, 1993, these two corporations were merged, and the successor is Tops Appliance City, Inc. In 1995, the Company formed two subsidiaries in connection with a mortgage loan on its Queens, New York property. All references in this report to Tops or the Company refer to the prior limited partnership or the corporate entities on a consolidated basis, where appropriate.

ITEM 2.  Properties

          The Company operates eight stores in heavily populated areas in New Jersey and New York, all except one of which are leased by the Company. The Company's Edison store and its office and distribution center, also located in Edison, are leased from the Company's former Chairman. See "Item 13. Certain Relationships and Related Transactions." The Company also leases 113,000 square feet of warehouse space adjacent to its Edison distribution center from an unaffiliated third party. The Company purchased land and a building for its newest store in Queens, New York, which the Company opened in August 1994. The store leases, including all options to renew, expire between 2010 and 2029. The following chart sets forth certain information regarding the store leases and the Queens store.

                        Date          Approximate    Approximate
Location                Opened      Sq. Footage(1) Selling Space(2)
Edison, NJ............. June, 1979       45,059         33,940
Secaucus, NJ........... December, 1986  120,360         44,928
East Hanover, NJ....... April, 1989      65,600         38,407
Lakewood, NJ........... May, 1990        50,500         31,200
Westchester County, NY. October, 1992    63,935         48,935
Westbury, NY........... September, 1993  77,476         46,476
Union, NJ.............. November, 1993   54,920         44,320
Queens, NY............. August, 1994     77,000         43,826




(1)  Includes mezzanine area.

(2) Selling space is total square footage less the Company's estimate of store space not used for selling merchandise.



ITEM 3.  Legal Proceedings

          The Company is not a party to any material legal proceedings.


ITEM 4.  Submission of Matters to a Vote of Security Holders

          The Company did not submit any matters to a vote of security holders in the fourth quarter of 1996.


                            PART II

ITEM 5.  Market for Registrant's Common Stock and Related
Stockholder Matters

          The Company's Common Stock is traded under the symbol
"TOPS" on the NASDAQ National Market System.

          The following table sets forth, for the fiscal quarters indicated, the high and low sale prices for the Company's Common Stock on the NASDAQ National Market System. NASDAQ National Market System quotations are based on actual transactions and not bid prices.

                                             Prices
                                      High             Low

Year Ended December 26, 1995
    First Quarter.................    6 1/4          4

    Second Quarter................    5 1/2          3 7/8
    Third Quarter.................    5 1/2          4
    Fourth Quarter................    4 1/2          2


Year Ended December 31, 1996
    First Quarter.................    3 1/4          2 1/4
    Second Quarter................    2 7/8          1 3/4
    Third Quarter.................    2 1/8            7/8
    Fourth Quarter................    2              1

          On April 14, 1997, the closing sale price of the Common
Stock as reported on the NASDAQ National Market System was 0.875 per share. On December 31, 1996, there were approximately 579 holders of record of the Company's Common Stock.

          The Company has never paid any cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. Any decision made by the Company to declare dividends in the future will depend upon the Company's future earnings, capital requirements, financial condition and other factors deemed relevant by its Board of Directors.

ITEM 6.  Selected Financial Data

          Selected financial data is set forth below as of and for the years ended December 31, 1992, December 28, 1993, December 27, 1994, December 26, 1995, and December 31, 1996. The selected financial data should be read in conjunction with the financial statements, related notes and other information included herein and "Management's Discussion and Analysis of Results of Operations and Financial Condition." Also set forth below is certain unaudited pro forma statement of operations data for the year ended December 31, 1992 which has been adjusted to give effect to (i) the Reorganization and (ii) adjustments to eliminate compensation in excess of $400,000 annually earned by the Company's former Chairman and a portion of interest expense resulting from reduced borrowings.

                      Year Ended  Year Ended  Year Ended  Year Ended  Year Ended
                        Dec. 31,   Dec. 28,    Dec. 27,     Dec. 26,   Dec. 31,
                         1992       1993        1994         1995        1996
                                      (dollars in thousands except
                                      per share and operating data)
Statement of
Operations Data:
Net sales and service
  revenues............... $  343,973 $  411,352  $  461,534  $ 421,264  $ 316,637
Cost of sales.............   261,490    312,392     350,881    324,079    250,117
Gross profit..............    82,483     98,960     110,653     97,185     66,520
Selling, general and
  administrative expenses.    69,034     90,328     107,317     96,859     82,461
Management Equity Award...     1,560        ---         ---        ---        ---
Partner Distributions.....     4,910        ---         ---        ---        ---
Income (loss) from
  operations..............     6,979      8,632       3,336        326   (15,941)
Other Income, net.........       507        595         960        933       800
Interest Expense..........     2,637      1,451       3,934      4,478     6,240
Income (loss) before
  income taxes............     4,849      7,776         362    (3,219)   (21,381)
Provision (benefit) for
  income taxes............     3,025      3,111         145    (1,288)    (2,000)
Net income (loss) (1).....$    1,824 $    4,665  $      217   $(1,931)   $ 19,381
Net income (loss) per
  share...................    ---    $      .65  $      .03   $(  .27)   $ (2.66)
Weighted Average Shares
  Outstanding...................      7,200,042   7,269,417  7,252,990  7,277,229

Pro Forma (unaudited):
Historical net income before
  provision for income taxes....$    4,849
Pro forma adjustment to
 eliminate compensation in
 excess of $400,000 annually
 earned by the Company's former
 Chief Executive Officer(2).....$    4,860
Pro forma adjustment to
 eliminate interest expense(3)..     1,850
Pro forma income before pro
 forma adjustment for income
 taxes..........................    11,559
Pro forma provision for income
 taxes(4)........................   (4,623)
Pro forma net income(5).........$    6,936
Pro forma net income per common
 share (for the period Aug. 12,
 1992 through Dec. 31, 1992,
 historical net income per
 common share was $.62).........$      .97
Pro forma common shares out-
 standing....................... 7,187,500

                                Year       Year      Year      Year       Year
                                Ended      Ended     Ended     Ended      Ended
                                Dec. 31,  Dec. 28,  Dec. 27,   Dec. 26,  Dec. 31,
                                          1992      1993       1994
     1995       1996
                                                   (dollars in
thousands)
Operating Data (at period end)
 (unaudited):
Number of stores open............      5          7         8        8        8
Inventory turns..................   6.00x      5.50x     5.70x     5.4x     4.3x
Square feet of retail selling
  space.......................... 197,410    288,206   332,032  332,032   332,032
Average retail sales per
  store open entire year........$  67,560  $  64,615  $ 56,456 $ 47,010 $  34,777
Percentage increase (decrease)
  in  comparable store sales....     6.1%     (3.6%)   (14.1%)  (20.1%)   (26.4%)
Retail sales per weighted
  average square foot of
  selling space.................$   1,836  $   1,637  $  1,377 $  1,133 $     842

Balance Sheet Data:
Inventory...................... $  51,838  $  61,934  $ 61,289 $ 59,847 $  56,184
Working Capital................    16,647     35,909    25,132   32,112    14,785
Total Assets...................    77,382    127,422   121,076  113,552   101,020
Long-term debt, net of current
  portion......................    10,146     41,611    40,689   49,201    48,944
Other long-term liabilities....     5,770      5,410     5,110   4,512      3,933
Shareholders' equity...........    16,674     21,517    21,952  20,099        750

(1) Because the Company was organized as an S corporation and then as a limited partnership, net income does not reflect a provision for income taxes for periods prior to August 1992.

(2) Reflects compensation to Leslie S. Turchin in excess of $400,000 resulting from the Company's 1988 recapitalization.
    See Item 11 - Executive Compensation and Item 13 - Certain
    Relationships and Related Transactions.

(3) The pro forma interest adjustment reflects the reduction of outstanding borrowings at the beginning of the period resulting from the repayment of the Company's senior and subordinated debt.

(4) The following summarizes the pro forma effective tax rate of the pro forma adjustment for income taxes:
                                                              1992

    Federal statutory rate............................       34.00%
        State income taxes net of federal
        income tax benefit............................        6.00
        Pro forma book income tax provision...........       40.00%

(5) The Company incurred certain charges in the second quarter of 1992 related to the grant of equity interests to three executive officers and the settlement of certain compensation to Mr. Turchin as a result of the Company's 1988 recapitalization. See Item 1 - Business - Reorganization and
    Note 6 to Notes to Financial Statements.

ITEM 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations

Year Ended December 31, 1996 Compared to the Year Ended December
26, 1995

    The Auditor's Report on the accompanying financial statements states that such financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a significant loss in 1996 which has significantly decreased its working capital and stockholders' equity. The auditors have stated in their report that this condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management believes that cost reductions already implemented and to be implemented during 1997 combined with the leveling off of comparable store sales declines and a normal air conditioning selling season will reduce losses in the future and along with the continuation of its current credit facility, will enable the Company to have sufficient cash flow to continue its operations.

    Net sales and service revenues for 1996 decreased $104,627,000 or 24.8% to $316,637,000 from $421,264,000. This decrease is attributable to the highly competitive and continuing slow retail environment in the Northeast. Room air conditioner sales declines, due to unseasonably cooler weather during the summer season, also contributed to the decrease. Room air conditioner sales in 1996 were approximately 54.2% less than in 1995. Total comparable store sales were 26.4% lower than last year. Substantial price deflation in Video and Home Office products also contributed to the decline. Sales in the commercial division decreased $10,599,000 or 23.5%.

    Gross revenues from the sale of product protection plans for 1996 decreased 35.9% to $13,705,000 from $21,368,000. Incremental costs related to these sales totaled $5,830,000 and $8,996,000 respectively, for the comparable periods. These product protection plans are non-cancelable.

    Gross profit for 1996 decreased $30,665,000 or 31.6%. The decrease is attributable to the decrease in merchandise sales and higher margined product protection plans resulting in a decrease in margins to 21.0% from 23.1% last year. This decrease was due in part to lower sales of higher margined room air conditioners due to the unseasonably cooler weather and gross margin pressure caused by the generally weak retailing environment in a highly promotional metro New York/New Jersey marketplace. Gross margins in the commercial sales division increased to 9.1% from 8.6% for the comparable periods. Gross margins in the commercial sales division tend to be lower than gross margins on retail sales.

    Selling, general and administrative expenses for 1996 decreased $14,398,000 or 14.9% to $82,461,000 from $96,859,000 for 1995. This net decrease was achieved primarily by reducing payroll and related expenses, net advertising, other cost-cutting measures, reduced costs associated with the Company's private label credit card program and reduced net variable selling expenses, partially offset by higher net delivery costs and data processing expenses. Selling, general and administrative expenses as a percentage of net sales and service revenues increased to 26.0% from 23.0% for the comparable periods. This increase was due to the decreased sales levels.

    Interest expense increased to $6,240,000 from $4,478,000 for the comparable periods as a result of interest in 1996 on the Queens mortgage, which was entered into in July 1995, higher average borrowings and the write-off of $630,000 of capitalized loan fees associated with the Company's revolving credit facility which was replaced in October 1996 with a new revolving credit facility with more favorable terms to the Company.

    The Company recorded a tax benefit at an effective rate of 9.4% or $2,000,000 in 1996 compared to a tax benefit at an effective rate of 40% or $1,288,000 in 1995. [See Note 11 of Financial
Statements.]

    The Company's net loss for 1996 was $19,381,000 ($2.66 per share) compared to a net loss of $1,931,000 ($.27 per share) for 1995.

Year Ended December 26, 1995 Compared to the Year Ended December
27, 1994

    Net sales and service revenue for 1995 decreased $40,270,000 or 8.7% to $421,264,000 from $461,534,000. Net sales and service revenues for 1995 include a full year of sales from the Queens, New York megastore opened in August 1994. Comparable store sales decreased 20.1% for the year. A portion of this decrease in comparable store sales is attributable to a sluggish retail economy and holiday sales that fell short of expectations and sales transfer to the Company's new Queens, New York megastore. The Queens, New York megastore increased retail sales for the year 10.1%. Sales in the commercial division increased by $1,612,000 or 3.7%.

    Gross revenues from the sale of product protection plans were $21,368,000 and $25,322,000 for 1995 and 1994 respectively.
Incremental costs related to these sales totaled $8,996,000 and $10,706,000, respectively for the comparable years. These contracts are non-cancelable.

    Gross profit for 1995 decreased $13,468,000 or 12.2%. The decrease is attributable to the decrease in sales and to a decrease in gross profit margins from 24.0% to 23.1%. This decrease in gross profit margins was caused by competitive pricing pressure, a shift in the sales mix to home office products, which have relatively lower margins, and a decrease in commercial division margins. The commercial division, which accounted for 10.7% of net sales and services revenue in 1995 compared to 9.4% in 1994, reported a gross profit margin of 8.6% in 1995 compared to 9.8% in 1994. Gross margins in the commercial sales division have historically tended to be lower than gross margins on retail sales.

    Selling, general and administrative expenses decreased $10,458,000 or 9.7%. This decrease was achieved primarily by reduced payroll and related expenses and reduced variable selling expenses, offset partially by an increase in net advertising expense and the full year effect of the policy of charging a nominal fee for retail delivery and appliance removal. Selling, general and administrative expenses as a percentage of net sales and service revenues decreased slightly to 23.0% from 23.3%.

    The Company's income from operations decreased from $3,336,000 in 1994 to $326,000 in 1995 primarily as a result of the decreased sales levels. Interest expense increased by $544,000 from 1994 to 1995 primarily due to the mortgage of the Queens, New York megastore. Income taxes (benefits) were provided for at an effective federal and state income tax rate of 40% in both years.


Seasonality

          Sales levels are generally highest in the fourth quarter as a result of increased demand for consumer electronics during the Christmas season and either higher during the second or third quarter, depending on weather conditions, as a result of demand for room air conditioners during the summer months. The unseasonably cooler weather during the summer of 1996 severely impacted room air conditioner sales. Room air conditioner sales were approximately 54.2% less in 1996 compared to 1995. Additionally, the first quarter of 1996 was impacted by inclement weather.

          The Company experiences a build up of inventory and accounts payable during the first quarter due to the purchase of room air conditioners in anticipation of the May through August selling season and the third and fourth quarters in anticipation of the holiday season.

Liquidity and Capital Resources

          In the past, the Company has relied primarily upon net cash from operations, a revolving credit facility with institutional lenders and inventory floor plan financing to finance its operations and growth. During 1993, the Company issued $40,000,000 convertible subordinated debentures due 2003 at an annual interest rate of 6 1/2%. Interest is payable semi-annually. The net proceeds were used to fund new store openings, repay certain indebtedness and for general corporate purposes. In July, 1995, the Company obtained a $9,200,000 ten year loan secured by a mortgage on the Queens property. This loan bears interest at a fixed rate of 8.75%.

          At December 31, 1996, the Company had working capital of $14.8 million, a decrease of $17.3 million from December 26, 1995. This decrease in working capital resulted primarily from the net loss incurred by the Company for fiscal 1996. The changes in working capital components during the year were an increase of $13.0 million in short-term borrowings, and decreases in cash of $6.1 million, inventory of $3.7 million and accounts payable of $3.6 million.

          The Company increases its inventory levels during the first quarter of each year in anticipation of room air conditioner sales from May through August and during the third and fourth quarters in anticipation of the Christmas season. Short-term trade credit represents a significant source of financing for inventory. Trade credit arises from the willingness of the Company's vendors to grant extended payment terms for inventory purchases and is financed either by the vendor or by third-party floor planning sources. The Company currently utilizes three floor planning companies which in the aggregate at any one time provide financing for approximately 20% of the Company's inventory purchases.
Payment terms vary from 15 to 150 days, depending upon the inventory product. The Company typically grants the floor planning companies a security interest in those products financed together with the proceeds from the sales of such products. Due to the significant loss incurred by the Company during 1996, certain vendors have reduced the credit terms previously extended to the Company. In most cases, the Company was able to negotiate additional cash discounts relating to the reduced credit terms.

          The Company had a $35 million secured revolving credit facility expiring March 22, 1999. On October 31, 1996, the line was fully repaid with the proceeds of a new $35 million secured facility expiring October 28, 1999, which bears interest at the bank's base rate plus 1% or, for a portion of the loan, LIBOR plus 3%. All of the Company's unencumbered cash, equipment, inventory and accounts receivable are pledged as collateral for the new facility.

          The Company also currently has $146,000 of secured notes payable which are payable in monthly installments through October
28, 1997. The interest rates vary between 8.5% and 8.75%. The loans are secured by certain fixed assets.

          As part of an agreement with the former Chairman of the Board of the Company, payments due as compensation for services which were provided in 1992 and 1993 were eliminated and were replaced by a fixed amount of $4,910,000. As of December 31, 1996 the remaining amount of $782,000 is being paid in monthly installments of $65,000 plus interest through December 1, 1997.

          The Company continues to evaluate expansion plans in new and existing markets within the Greater New York Metropolitan Area. During 1995, the Company obtained an option to purchase property which will be the site of another store which is expected to open in the fourth quarter of 1997. The availability of financial resources may limit the Company's expansion plans, and no assurances can be given that the Company will expand.

          The Company believes that its borrowings under available credit facilities, short term trade credit from vendors and inventory floor plan arrangements combined with the impact on operating results of the cost reductions already implemented and to be implemented in 1997, the leveling off of comparable store sales decline and a normal room air conditioning selling season will be sufficient to fund the Company's operations and its anticipated capital expenditures, excluding new stores, of $1 million. No assurances can be given that such cost reductions will produce the desired result.

          This Annual Report on Form 10-K may contain forward-looking information about the Company. The following factors, and others, may cause the Company's actual results to differ from those set forth in any forward-looking statements made by the Company. Accordingly, there can be no assurances that any future results will be achieved.

ITEM 8.  Financial Statements and Supplementary Data

          The financial statements and supplementary financial information required in this item are attached.

ITEM 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

          There have been no disagreements on any matter of accounting principles or practices or financial statement disclosure.

                           PART III

ITEM 10.  Directors and Executive Officers of the Registrant

          The information required in response to this item is incorporated by reference from the Registrant's proxy statement for its 1997 annual meeting of shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1997.

ITEM 11.  Executive Compensation

          The information required in response to this item is incorporated by reference from the Registrant's proxy statement for its 1997 annual meeting of shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1997.

ITEM 12.  Security Ownership of Certain Beneficial Ownership and
Management

          The information required in response to this item is incorporated by reference from the Registrant's proxy statement for its 1997 annual meeting of shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1997.

ITEM 13.  Certain Relationships and  Related Transactions

          The information required in response to this item is incorporated by reference from the Registrant's proxy statement for its 1997 annual meeting of shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1997.

                            PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on
Form 8-K

    (a)(1)  Financial Statements

          The following are incorporated by reference from the Company's Annual Report:

          Report of Independent Auditors.  . . . . . . . . . . .12

          Consolidated Balance Sheets as of December 31,
          1996 and December 26, 1995 . . . . . . . . . . . . . . 4

          Consolidated Statements of Operations for years
          ended December 31, 1996, December 26, 1995 and
          December 27, 1994. . . . . . . . . . . . . . . . . . . 5

          Consolidated Statements of Shareholders' Equity . . . .6

          Consolidated Statements of Cash Flows for Years
          ended December 31, 1996, December 26, 1995 and
          December 27, 1994. . . . . . . . . . . . . . . . . . . 7

          Notes to Consolidated Financial Statements. . . . . . .8

    (a)(2)  Financial Statement Schedule

          The following are included in Part II, Item 8:

          Report of Independent Auditors. . . . . . . . . . . .S-1

          Schedule II- Valuation and Qualifying
          Accounts and Reserves. . . . . . . . . . . . . . . . S-2

    (a)(3)  Exhibits

          Except where noted, all exhibits are incorporated by reference from the Registrant's registration statement on Form S-1 as filed with the Securities and Exchange Commission on June 3, 1992, and amendments thereto, Registration No. 33-48326.

          Exhibit Number    Description of Document

                3.1         The Registrant's Certificate of
                              Incorporation
                3.2         The Registrant's By-Laws
                4           Specimen of stock certificate for
                              shares of common stock
                4.2         Indenture dated as of November 30, 1993
                              between Tops Appliance City, Inc. and
                              Donaldson, Lufkin & Jenrette
                              Securities Corporation (incorporated
                              by reference from Form S-3 filed
                              February 10, 1994)
                4.3         Registration Rights Agreement dated as
                              of November 30, 1993 between Tops
                              Appliance City, Inc. and Donaldson,
                              Lufkin & Jenrette Securities Corpor-
                              ation (incorporated by reference from
                              Form S-3 filed February 10, 1993)
               10.1         Security Agreement dated April 27, 1992
                              between Maytag Financial Service
                              Corp. and Tops Appliance City, L.P.
               10.2         Security Agreement dated January 19,
                              1989 between General Electric Capital
                              Corporation and Tops Appliance City,
                              L.P.
               10.3         Security Agreement dated January 15,
                              1990 between Tops Appliance City,
                              L.P. and WCI Acceptance Corporation
               10.4         Floor Plan Inventory Security Agreement
                              dated March 19, 1990 between Tops
                              Appliance City, L.P. and Carrier
                              Distribution Credit Corporation
               10.5         Lease dated March 3, 1984 between
                              Leslie S. Turchin and Tops Appliance
                              City, L.P., as amended (1745 Route
                              27, Edison, New Jersey)
               10.6         Lease dated October 11, 1985 between
                              Leslie S. Turchin and Tops Appliance
                              City, L.P. (45 Brunswick Avenue,
                              Edison, New Jersey)
               10.7         Lease Dated May 21, 1986 between Mack
                              Edison Co. and Tops Appliance City,
                              L.P., as amended
               10.8         Lease dated May 21, 1986 between Mack
                              Industries and Tops Appliance City,
                              Inc., as amended
               10.9         Lease dated April 27, 1988 between
                              Castle Ridge
                            Shopping Plaza Associates and Tops
                              Appliance City, L.P.
               10.10        Lease dated June 2, 1989 between Sudler
                              Town and
                            Country Limited Partnership and Tops
                              Appliance City, L.P.
               10.11        Management Agreement dated November 30,
                              1988 between Tops Appliance City,
                              L.P. and Leslie S. Turchin, as
                              amended
               10.12        Management Agreement dated January 1,
                              1989 between
                            Tops Appliance City, L.P. and Philip
                              M. Schmidt, as amended
               10.13        Form of Equipment Loan Agreement
                              between Tops
                            Appliance City, L.P. and Bell Atlantic
                              Mobile Systems, Inc.
               10.14        Form of Hardware/Software License
                              Agreement between Tops Appliance
                              City, L.P. and Bell Atlantic Mobile
                              Systems, Inc.
               10.15        Delivery Agreement dated January 30,
                              1992 between Tops Appliance City,
                              L.P. and Merchants Home Delivery
                              Service, Inc.
               10.16        Form of Amended and Restated Section
                              401(k) Plan dated July 29, 1988
               10.17        Summary Plan and Description Amended
                              and Restated 401(k) Plan dated
                              January 1, 1988
               10.18        Form of Executive and Deferred
                              Compensation Plan
               10.19        Form of Premium Conversion Plan
               10.20        Form of Stock Option Plan
               10.21        Extended Service Agreement dated
                              October 19, 1987 between Warrantech
                              Corporation and Tops Appliance
                              City, Inc.
               10.22        Extended Service Agreement dated April
                              29, 1988 between Warrentech
                              Corporation and Tops Appliance City,
                              Inc.
               10.23        Account Financing Agreement dated
                              December 30, 1986 between General
                              Electric Capital Corporation
                              and Tops Appliance City, L.P.
               10.24        Lease dated July 7, 1992 between New
                              York Medical College and Tops
                              Appliance City, L.P.
               10.25        Third Amendment to Management Agreement
                              between Tops Appliance City, Inc. and
                              Leslie S. Turchin dated December 16,
                              1992 (incorporated by reference
                              from 8-K filed January 11, 1993).
               10.26        Lease dated February 11, 1993 between
                              Tops Appliance City, Inc. and Jerry
                              Spiegel and Jesco Co. (incorporated
                              by reference from 8-K filed April 6,
                              1993.)
               10.27        Lease dated May 1993 between Tops
                              Appliance City, Inc. and Lester
                              Robbins, Trustee (incorporated by
                              reference from 8-K filed June 11,
                              1993).
               10.28        Management Agreement dated July 31,
                              1995 between Tops Appliance City,
                              Inc. and Rick Jones (incorporated
                              by reference from Annual Report
                              on Form 10-K for year ending December
                              26, 1995.
                10.29       Management Agreement dated May 31, 1995
                              between Tops Appliance City, Inc. and
                              Robert Gross (incorporated by
                              reference from Annual Report on Form
                              10-K for year ending December 26,
                              1995.)
                10.30       Management Agreement dated September 3,
                              1996 between Tops Appliance City,
                              Inc. and Thomas L. Zambelli - Page
                              25.
                10.31       Amendment to Management Agreement
                              between Tops Appliance City, Inc. and
                              Philip M. Schmidt dated December 1,
                              1996 - Page 39.
                22          List of Subsidiaries of the Registrant-
                              Page 41.
                24          Consent of Ernst & Young, L.L.P. - Page
                              42.

    (b)  Reports on Form 8-K

                None.
                              SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TOPS APPLIANCE CITY, INC.


                                       BY:  /s/ Robert G. Gross
                                          ROBERT G. GROSS
                                          Chief Executive Officer


                                       BY:  /s/ Thomas L. Zambelli
                                           THOMAS L. ZAMBELLI
                                           Chief Financial
Officer
Dated:  April 14, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                       Title                      Date




/s/ Robert G. Gross        Chairman of the Board,    April 14, 1997
ROBERT G. GROSS            Chief Executive Officer



/s/ Philip M. Schmidt      President,                April 14, 1997
PHILIP M. SCHMIDT          Director


/s/ Thomas L. Zambelli     Senior Vice President,    April 14, 1997
THOMAS L. ZAMBELLI         Chief Financial
                           Officer


/s/ Leslie S. Turchin      Director                  April 14, 1997
LESLIE S. TURCHIN


/s/ Anthony L. Formica     Director                  April 14, 1997
ANTHONY L. FORMICA


/s/ John H. Hollands       Director                  April 14, 1997
JOHN H. HOLLANDS

                        REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
TOPS Appliance City, Inc.

We have audited the accompanying consolidated balance sheets of TOPS Appliance City, Inc. (the Company) as of December 31, 1996 and
December 26, 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TOPS Appliance City, Inc. at December 31, 1996 and
December 26, 1995 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements and schedule have been prepared assuming that TOPS Appliance City, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred a significant loss in 1996, which has significantly decreased its working capital and shareholders' equity. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements and schedule do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                     Ernst & Young LLP

MetroPark, New Jersey
April 15, 1997

                       TOPS Appliance City, Inc.
                      CONSOLIDATED BALANCE SHEETS

                          (Dollars in thousands)

                                              December 31,  December 31,
                                                 1996          1995
------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash and cash equivalents                     $  2,147    $  8,289
   Accounts receivable, net of allowance for
      doubtful accounts of $268 and $373 in
      1996 and 1995, respectively                    1,355      1,452
   Merchandise inventory                            56,184     59,847
   Prepaid expenses and other current assets         2,492      2,264
                                                 --------------------
Total current assets                              $ 62,178   $ 71,852
                                                 --------------------
Property, equipment and leasehold improvements,
   improvements, net                                31,858     35,616
Deferred taxes                                       2,758      2,462
Other assets                                         4,226      3,622
                                                 --------------------
                                                  $101,020   $113,552
                                                 --------------------
                                                 --------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                               $  9,626   $ 13,188
   Accrued liabilities and income taxes payable      7,061      8,061
   Sales tax payable                                 1,687      2,318
   Customer deposits                                 4,110      3,930
   Short-term borrowings                            21,904      8,900
   Current portion of long-term debt                   247        645
   Deferred taxes                                    2,758      2,698
                                                  -------------------
Total current liabilities                           47,393     39,740

Long-term debt, net of current portion              48,944     49,201
Deferred rent                                        3,179      2,792
Other liabilities                                      754      1,720

Commitments and contingencies

Shareholders' equity:
   Preferred stock, no par value, 20,000,000 shares
     authorized; none issued or outstanding
   Common stock, no par value, 30,000,000 shares
     authorized; 7,277,229 and 7,252,990 shares
     issued and outstanding in 1996 and 1995,
     respectively
   Paid-in capital                                  24,795     24,763
   Accumulated deficit                             (24,045)    (4,664)
                                                  --------------------
Total shareholders' equity                             750     20,099
                                                  --------------------
                                                  $101,020   $113,552
                                                  --------------------
                                                  --------------------

See accompanying notes.


                            TOPS Appliance City, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                              (Dollars in thousands)

                                               Year ended
                                 --------------------------------------------
                                  December 31,    December 26,   December 27,
                                      1996            1995           1994
------------------------------------------------------------------------------
Net sales and service revenues      $  316,637      $  421,264    $  461,534
Cost of sales                          250,117         324,079
   350,881
                                   ------------------------------------------
Gross profit                            66,520          97,185       110,653

Selling, general and adminis-
  trative expenses                      82,461          96,859       107,317
                                   ------------------------------------------
Income (loss) from operations          (15,941)            326         3,336

Other income                               800             933           960
Interest expense                         6,240           4,478         3,934
                                   ------------------------------------------
Income (loss) before provision
  (benefit) for income taxes           (21,381)         (3,219)          362

Provision (benefit) for income
  taxes                                 (2,000)         (1,288)          145
                                   ------------------------------------------
Net income (loss)                   $  (19,381)     $   (1,931)   $      217
                                   ------------------------------------------
                                   ------------------------------------------

Net income (loss) per share         $    (2.66)     $     (.27)   $      .03
                                   ------------------------------------------
                                   ------------------------------------------
Weighted average shares
  outstanding                        7,277,229       7,252,990     7,269,417
                                   ------------------------------------------
                                   ------------------------------------------

See accompanying notes.


                              TOPS Appliance City, Inc.
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                (Dollars in thousands)

                                 Shares of
                                   Common     Paid-In
Accumulated
                                   Stock      Capital      Deficit    Total
------------------------------------------------------------------------------
Balance at December 28, 1993     7,197,263    $24,467     $ (2,950)  $21,517
  Net income                                                   217       217
  Shares issued under Employee
    Stock Purchase Plan             35,427        218                    218
                                ---------------------------------------------
Balance at December 27, 1994     7,232,690     24,685       (2,733)   21,952
  Net loss                                                  (1,931)   (1,931)
  Shares issued under Employee
    Stock Purchase Plan             20,300         78                     78
                                ---------------------------------------------
Balance at December 26, 1995     7,252,990     24,763       (4,664)   20,099
  Net loss                                                 (19,381)  (19,381)
  Shares issued under Employee
    Stock Purchase Plan             24,239         32                     32
                                ---------------------------------------------
Balance at December 31, 1996     7,277,229    $24,795     $(24,045)  $   750
                                ---------------------------------------------
                                ---------------------------------------------

See accompanying notes.


                                    TOPS Appliance City, Inc.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (Dollars in thousands)

                                                      Year ended
                                     -------------------------------------------
                                     December 31,    December 26,   December 27,
                                        1996            1995            1994
--------------------------------------------------------------------------------
Cash flows from operating activities
Net income (loss)                        $(19,381)      $(1,931)        $    217
  Adjustments to reconcile net income
    (loss) to net cash used in operating
    activities:
      Depreciation and amortization         5,897         6,081            7,017
      Deferred rent                           387           494              503
      Amortization of deferred income         (73)         (216)            (330)
      Accounts receivable                      97           201             (470)
      Inventory                             3,663         1,442              645
      Prepaid expenses and other current
        assets                               (228)         (314)          (2,186)
      Deferred taxes                         (236)       (1,006)             228
      Accounts payable                     (3,204)       (5,995)         (15,738)
      Accrued liabilities and income
        taxes payable                      (1,000)          510             (531)
      Sales tax payable                      (631)         (886)            (357)
      Customer deposits                       180        (1,716)              56
      Other assets                         (1,595)       (2,008)            (291)
      Other liabilities                      (111)          (94)             309
                                           -------------------------------------
Net cash used in operating activities     (16,235)       (5,438)         (10,928)

Cash flows from investing activities
Capital expenditures, net                  (1,148)       (2,111)         (14,816)
                                           -------------------------------------
Net cash used in investing activities      (1,148)       (2,111)         (14,816)

Cash flows from financing activities
Net proceeds from Employee Stock
  Purchase Plan                                32            78              218
Cash overdrafts                              (358)       (3,773)           1,080
Short-term borrowings                      13,004          (700)           9,600
Proceeds from long-term borrowings                        9,200
Long-term debt repayments                    (655)         (894)            (808)
Related party repayments                     (782)         (782)            (782)
                                           --------------------------------------
Net cash provided by financing activities  11,241         3,129            9,308
                                           --------------------------------------

Decrease in cash and cash equivalents      (6,142)       (4,420)         (16,436)
Cash and cash equivalents, beginning
  of year                                   8,289        12,709           29,145
                                           --------------------------------------
Cash and cash equivalents, end of year   $  2,147        $8,289         $ 12,709
                                         ----------------------------------------
                                         ----------------------------------------
Supplemental disclosures of cash flow
  information
Interest paid                            $  5,939        $4,265         $  2,633
                                         ----------------------------------------
                                         ----------------------------------------
Income taxes paid                        $     30        $  196         $    724
                                         ----------------------------------------
                                         ----------------------------------------

See accompanying notes.


                    TOPS APPLIANCE CITY, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 1996, December 26, 1995 and December 27,
1994

1.  ORGANIZATION AND BASIS OF PRESENTATION

Tops Appliance City, Inc. is a publicly held retailer of major household appliances, audio/video electronic goods and home office products with eight megastores, five of which are located in New Jersey and three in New York. Sales may fluctuate due to weather conditions, as a result of demand for room air conditioners during the summer months and the ability to travel to stores during the winter months. During 1995, the Company formed two subsidiary companies in connection with the issuance of a mortgage on the Queens, New York property.

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred a loss of $19,381,000 in 1996 which decreased its working capital to $14,785,000 and its shareholders' equity to $750,000 at December 31, 1996. In view of this loss, continuation of the Company as a going concern depends on its ability to restrain the losses in the near future. The accompanying consolidated financial statements do not include any adjustments relating to the realization of assets and liquidation of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that cost reductions already implemented and to be implemented during 1997, combined with the leveling off of declines in comparable store sales and a normal room air conditioner selling season will reduce losses and, along with the continuation of its current credit facility, will enable the Company to have sufficient cash flow to continue its operation.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

The Company considers all highly-liquid securities with an original maturity less than three months to be cash equivalents.

CONCENTRATIONS OF CREDIT

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of temporary cash investments. The Company places its temporary cash investments in high credit quality financial instruments in accordance with debt agreements. At times such investments may be in excess of the FDIC insurance limit.

USE OF ESTIMATES

Generally accepted accounting principles require the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of the Company's financial instruments, excluding the subordinated debentures (see Note 4), approximates fair value.

CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

MERCHANDISE INVENTORY

Merchandise inventory is stated at the lower of cost or market.
Cost is determined under the first-in, first-out (FIFO) method.



PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the respective assets which range from 3 to 30 years.

DEFERRED FINANCING COSTS

Included in other assets is $1,463,000 and $1,894,000 at December 31, 1996 and December 26, 1995, respectively, of costs associated with obtaining the debt discussed in Note 4. The deferred costs associated with the convertible subordinated debentures, the revolving credit note and the mortgage payable are being amortized over periods ranging from three to ten years.

PREOPENING COSTS

Costs (primarily personnel and training costs) associated with the opening of new stores are deferred and amortized on a straight-line basis over the twelve month period following the store opening.

ACCOUNTS PAYABLE

Included in accounts payable is a cash overdraft balance of $4,040,000 and $4,398,000 at December 31, 1996 and December 26,
1995, respectively.

REVENUE RECOGNITION

Revenue is recognized upon receipt of the merchandise by the customer.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Included in selling, general and administrative expenses are advertising costs which are charged to operations as incurred. Advertising expense, net of reimbursements from vendors, was $5,981,000, $7,294,000 and $2,761,000 for 1996, 1995 and 1994,
respectively.

Commencing in the fourth quarter of 1994, the Company began charging a nominal fee for retail delivery and appliance removal, which amounts have been classified as a reduction of selling, general and administrative expenses.

PRODUCT PROTECTION PLANS

The Company purchases product protection plans on a non-recourse basis from third parties who perform the obligations of the Company under its protection plans through factory authorized service centers. The third party is required to maintain insurance, with the Company named as insured, guaranteeing performance of the third partys obligation to the Company. The difference between the sales price of the Companys protection plan and the purchase price of the third party protection plan is recognized as revenue at the time of sale, since the Company has substantially completed what it must do to be entitled to the benefits represented by the revenue and it is remote that any future costs will be incurred with respect to such contracts. The revenues and related costs associated with the sale of product protection plans are as follows:

                                       Year ended
                       ------------------------------------------
                       December 31,   December 26,   December 27,
                           1996           1995           1994
----------------------------------------------------------------
Revenues               $13,705,000    $21,368,000    $25,322,000
Cost of sales            5,830,000      8,996,000     10,706,000


NET INCOME (LOSS) PER SHARE

Net income (loss) per share is based upon the weighted average number of common shares and common equivalent shares (based on stock options and convertible subordinated debentures when they are not antidilutive) outstanding during the year.

STOCK BASED COMPENSATION

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. As permitted by FASB Statement No. 123, "Accounting and Disclosure of Stock Based Compensation", the Company has elected to account for stock option grants in accordance with ABP Opinion No. 25, "Accounting for Stock Issued to Employees" and, accordingly, recognizes no compensation expense for the stock option grants. The Company has adopted the pro forma disclosure only option under Statement No. 123 and the effect of applying the fair value method to the stock option grants results in a net loss and net loss per share that are not materially different from the amounts reported for the year ended December 31, 1996 and December 26, 1995.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement No. 121 in the first quarter of 1996. The Company believes that no impairment of long-lived assets has occurred at December 31, 1996. However for certain stores the estimate of future cash flows indicates that an impairment reserve may be needed in the future if sales are significantly below forecasted levels.

FISCAL YEAR

The Company's fiscal year ends on the last Tuesday of December.
Fiscal 1996 contains 53 weeks, and fiscal 1995 and fiscal 1994 contain 52 weeks.

RECLASSIFICATION

Certain December 26, 1995 and December 27, 1994 balances have been reclassified to conform to the December 31, 1996 presentation.

3.  PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements consist of the following:

                                       December 31,  December 26,
                                           1996          1995
-----------------------------------------------------------------
Land and buildings                     $13,970,000   $13,970,000
Computer equipment and
  purchased software                    11,364,000    10,263,000
Transportation equipment                   869,000     1,178,000
Furniture, fixtures and
  store equipment                        9,579,000     9,503,000
Warehouse equipment                      2,324,000     2,304,000
Leasehold improvements                  21,047,000    21,016,000
                                       -------------------------
                                        59,153,000    58,234,000
Less accumulated depreciation
  and amortization                      27,295,000    22,618,000
                                       -------------------------
                                       $31,858,000   $35,616,000
                                       -------------------------
                                       -------------------------

Depreciation expense was $4,906,000, $5,015,000 and $4,533,000 for
1996,
1995 and 1994, respectively.

4.  DEBT

Long-term debt consists of the following:

                                       December 31,  December 26,
                                           1996          1995
-----------------------------------------------------------------
Convertible Subordinated
  Debentures (A)                       $40,000,000   $40,000,000
Equipment Financing Loans (B)              146,000       689,000
Mortgage Payable (C)                     9,045,000     9,157,000
                                       -------------------------
                                        49,191,000    49,846,000
Less current portion                       247,000       645,000
                                       -------------------------
Total long-term debt, non-current      $48,944,000   $49,201,000
                                       -------------------------
                                       -------------------------

(A) $40,000,000, 6-1/2% Convertible Subordinated Debentures due 2003. Interest is paid semi-annually on February 28 and August 31. The debentures are convertible into common stock of the Company at a conversion price of $22.25 per share, subject to adjustment in certain circumstances. The debentures are redeemable, in whole or in part, for cash at any time on or after November 30, 1996 at the option of the Company, at a redemption price beginning at 103.25% and thereafter declining ratably to par plus accrued interest to the date of redemption. No quoted market price is available for the debentures, however, the Company estimates the fair value is approximately 25% of face value, based on the limited transactions for these instruments.

(B) Equipment financing loans are payable in monthly installments of principal and interest through October 28, 1997. The interest rates vary between 8.5% and 8.75%. The loans are secured by certain fixed assets. The carrying value of the loans approximates fair value due to their short-term maturities.

(C) 8.75% fixed rate mortgage loan on Queens property. Interest and principal are payable in equal monthly installments of $76,000 to July 2005 at which time the remaining principal is due. The carrying value of the mortgage approximates fair value.

On October 31, 1996, the Company fully repaid its $35,000,000 secured revolving credit facility with the proceeds of a new $35 million secured credit facility expiring October 28, 1999. The new revolver, which has more favorable terms to the Company, bears interest at the bank's base rate plus 1% or, for a portion of the loan, LIBOR plus 3%. Borrowings are based on 65% of eligible inventory, as defined, and amounts available under the agreement may be reduced to reflect availability reserves, based on certain conditions as determined by the lender. In addition, a material adverse change in the Company's consolidated financial condition may be deemed an event of default under the agreement. All of the Company's unencumbered cash, equipment, inventory and accounts receivable are pledged as collateral for the new facility. As of December 31, 1996 and December 26, 1995, $21,904,000 was
outstanding under this credit facility and $8,900,000 was outstanding under a previous credit facility.

In connection with the mortgage loan, $1,200,000 of the proceeds were used to purchase U.S. Treasury obligations, which are restricted in accordance with the mortgage agreement and are included in other assets at December 31, 1996 and December 26, 1995. The carrying value of the U.S. Treasury obligations approximates fair value.

Principal payments required under long-term debt obligations for years subsequent to December 31, 1996 are as follows:

          1997                $   247,000
          1998                    131,000
          1999                    143,000
          2000                    156,000
          2001                    171,000
          Thereafter           48,343,000

5.  DUE TO RELATED PARTY

As part of an agreement with the former Chairman of the Board of the Company, contingent payments due to such individual for services which were provided in 1992 and 1993 were eliminated and were replaced by a fixed amount of $4,910,000. As of December 31, 1996, the remaining amount of $782,000 is included in accrued liabilities and is being paid in monthly installments of $65,000 per month plus interest through December 1, 1997.

6.  COMMITMENTS AND CONTINGENCIES

Most of the Company's retail stores, distribution center and office space are leased under operating leases. The leases have initial remaining terms of three to seventeen years with renewal options from five to thirty years. Most of the leases are net, requiring additional payments for real estate taxes, maintenance and insurance.

During 1995, the Company obtained an option to purchase property which will be the site of another store which is expected to open in 1997.

One of the Company's stores and the distribution center/corporate office are leased from a proprietorship affiliated with the former Chairman of the Board.

Rental expense charged to operations under the leases described above, all of which are classified as operating leases, are summarized below:

                                       Year ended
                       ------------------------------------------
                       December 31,   December 26,   December 27,
                           1996           1995           1994
-----------------------------------------------------------------
Rentals under:
  Related
    party leases      $1,848,000      $1,836,000     $2,206,000
  Other leases         5,660,000       5,323,000      5,471,000
                      -----------------------------------------
                      $7,508,000      $7,159,000     $7,677,000
                      -----------------------------------------
                      -----------------------------------------


Minimum annual rental payments under operating leases in fiscal years subsequent to December 31, 1996 are as follows:

          1997                $ 7,182,000
          1998                  7,188,000
          1999                  6,847,000
          2000                  6,686,000
          2001                  6,280,000
          Thereafter           26,751,000

The Company presently has employment contracts with four officers which commit the Company to various salary and fringe benefit obligations (as specified in the individual agreements). The aggregate salary obligation under these agreements is $935,000, $431,000, $300,000 and $125,000 for the years ending 1997 through
2000, respectively.

In connection with the floor plan financing for certain inventory purchases, such floor planners have a security interest in the inventory purchased through such floor planning arrangements.

At December 31, 1996 and December 26, 1995, the Company had standby letters of credit of $785,000 and $712,000, respectively.

7.  401(K) SALARY SAVINGS PLAN

The Company maintains a defined contribution 40l(k) plan which allows eligible employees to defer a portion of their income through contributions to the plan. Under the terms of the plan, the Company contributes an amount equal to 2-1/2% of the total annual compensation paid to plan participants and may contribute additional amounts on a discretionary basis. Effective January 1997, the Plan was modified to where the Company contributes 25% of the participant's contribution up to 10% of that participant's annual compensation.

The Company's contributions to the plan for the following years were:

          1996                $  632,000
          1995                   856,000
          1994                 1,000,000

8.  LITIGATION

The Company is involved in litigation, both as plaintiff and defendant, incidental to the conduct of its business. It is the opinion of management, after consultation with counsel, that the outcome of such litigation will not have a material adverse effect on the accompanying financial statements.

9.  STOCK OPTION PLAN

The Company offers two incentive and non-qualified stock option plans. In addition, non-qualified stock options have been issued that are not covered by the plans. A total of 1,585,000 shares of common stock are reserved for issuance. The exercise price of a stock option granted under the plan may not be less than 100% (110% in the case of incentive stock options granted to owners of more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value at the time of grant. Options are generally exercisable over a three year period.

Transactions under the stock option plans for the periods indicated were as follows:

                                       Number of Shares
                                1996         1995         1994
----------------------------------------------------------------
Options outstanding at
  beginning of year
  ($4.13 to $16.23)           796,700      600,000      115,000
Granted
  ($1.44 to $6.88)          1,041,300      385,000      600,000
Canceled
  ($2.38 to $16.23)          (727,700)    (188,300)    (115,000)
                           -----------    ---------    ---------
Options outstanding
  at end of year            1,110,300      796,700      600,000
                           -----------   ---------     ---------
                           -----------   ---------     ---------

10.  STOCK PURCHASE PLAN

The Company has established an Employee Stock Purchase Plan (the "Plan"). A total of 200,000 shares of common stock are reserved for issuance under the Plan. The Plan enables participating employees to purchase Company common stock through payroll deductions at a value equal to 85% of the market value of the common stock on the first or last day of the offering period, whichever is lower. During 1996 and 1995, common stock totalling 24,200 and 20,300 shares, respectively, were issued under the Plan.

11.  INCOME TAXES

Deferred income taxes at December 31, 1996 and December 26, 1995 reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                           1996           1995
----------------------------------------------------------------
Current deferred tax assets:
  Compensation not
    currently deductible               $  313,000     $  313,000
  Inventory                               376,000        399,000
  Accrued liabilities                     152,000        147,000
  Federal and state
    loss carryforwards                                   376,000
  Alternative minimum tax and
    jobs credit carryforwards                            326,000
  Other                                   324,000        637,000
  Valuation allowance                    (885,000)      (590,000)
                                       --------------------------
Total current deferred tax assets         280,000      1,608,000

Current deferred tax liabilities:
  Vendor allowances                     2,899,000      3,465,000
  Other                                   139,000        841,000
                                       --------------------------
Total current deferred
  tax liabilities                       3,038,000      4,306,000
                                       --------------------------
Net current deferred
  tax liabilities                      $2,758,000     $2,698,000
                                       --------------------------
                                       --------------------------

                                           1996           1995
----------------------------------------------------------------
Long-term deferred tax assets:
  Federal and state
    loss carryforwards                $ 7,150,000
  Alternative minimum tax and
    job credit carryforward               604,000
  Compensation not
    currently deductible                   37,000     $  386,000
  Rent                                  1,266,000      1,053,000
  Depreciation                          1,992,000      1,532,000
  Warranty                                343,000        403,000
  Other                                                    1,000
  Valuation allowance                  (8,629,000)      (905,000)
                                      --------------------------
Total long-term deferred tax assets     2,763,000      2,469,000

Long-term deferred tax liabilities:
  Other                                     5,000          7,000
                                      --------------------------
Net long-term deferred tax assets     $ 2,758,000     $2,462,000
                                      --------------------------
                                      --------------------------

The valuation allowance increased by $8,019,000 during 1996 and decreased by $430,000 during 1995. At December 31, 1996, the
Company has a federal net operating loss carryforward of approximately $16,417,000 of which the majority expires in 2010.

Components of the provision (benefit) for income taxes are as follows:

                             1996           1995           1994
-----------------------------------------------------------------
Current:
  Federal              $(1,778,000)   $  (298,000)    $  (93,000)
  State                     14,000         16,000         10,000
                       -----------------------------------------
                        (1,764,000)      (282,000)       (83,000)
Deferred:
  Federal                 (236,000)      (752,000)       201,000
  State                                  (254,000)        27,000
                       -----------------------------------------
                          (236,000)    (1,006,000)       228,000
                       -----------------------------------------
Provision (benefit)
  for income taxes     $(2,000,000)   $(1,288,000)    $  145,000
                       -----------------------------------------
                       -----------------------------------------


A reconciliation of the effective tax rate to the federal statutory rate is as follows:

                                    1996        1995       1994
-----------------------------------------------------------------
Federal statutory rate             (34.0)%     (34.0)%     34.0%
State income taxes, net of
  federal income tax benefit                    (4.9)       6.8
Federal net operating
  loss carryforward                 26.0
Targeted jobs tax credit                        (2.2)      (2.4)
Other                               (1.4)        1.1        1.6
                                   -----------------------------
Effective tax rate                  (9.4)%     (40.0)%     40.0%
                                   -----------------------------
                                   -----------------------------

                           TOPS Appliance City, Inc.

      Schedule II - Valuation and Qualifying Accounts and Reserves

Years ended December 27, 1994, December 26, 1995 and December 31,
1996

                                                 Additions
                                    Balance at   Charged to             Balance
                                    Beginning    Costs and              at End
Description                         of Period    Expenses   Deductions  of Period
--------------------------------------------------------------------------------
Year ended December 27, 1994:
  Allowance for doubtful accounts   $192,000    $210,000    $139,000    $263,000
                                    --------------------------------------------

Year ended December 26, 1995:
  Allowance for doubtful accounts   $263,000    $240,000    $130,000    $373,000
                                    --------------------------------------------
Year ended December 31, 1996:
  Allowance for doubtful acocunts   $373,000    $360,000    $465,000    $268,000

                                    --------------------------------------------

                          EXHIBIT 10.30
                      MANAGEMENT AGREEMENT

     AGREEMENT made and entered into as of the 3rd day of September, 1996, by and between TOPS APPLIANCE CITY, INC., a New Jersey corporation, with offices at 45 Brunswick Avenue, Edison, Jersey 08818 (the "Company") and THOMAS ZAMBELLI, currently residing at 58 Van Orden Road, Harrington Park, NJ 07640 (the "Executive"),

     WHEREAS, the Company desires to employ the services of the Executive to act as Senior Vice President and Chief Financial Officer of the Company, and the Executive desires to provide such services to the Company, on the terms and conditions set forth in this Agreement;

     NOW, THEREFORE, in consideration of the mutual covenants hereinafter set forth, the parties hereto agree as follows:

     1. Employment. The Company hereby employs the Executive and the Executive hereby accepts such employment (the "Employment") upon the terms and conditions set forth in this Agreement.

     2. Capacity and Duties. The Executive is engaged as Senior Vice President and Chief Financial Officer of the Company. The Executive shall perform such executive, managerial and administrative duties as are from time to time assigned to him by the Chief Executive Officer of the Company and which are normally associated with such position. Should the Executive serve as a member of the Board of Directors and/or the Board of Directors of any affiliate of the Company, the Executive will serve in such capacities without any additional compensation.

            3. Extent of Service. The Executive shall devote his attention and energies on a full-time basis to the business of the Company and to the discharge of his duties as Senior Vice President and Chief Financial Officer. Subject to the provisions in Section 11 hereof, nothing herein shall preclude the Executive from pursuing other business, charitable and investment activities, so long as such other activities do not materially affect the Executive's performance of his duties under the preceding sentence.

            4. Term of Agreement. Unless sooner terminated in accordance with the provisions of Section 9 hereof, the term of this Agreement shall be for sixteen (16) months from September 3, 1996, unless extended by mutual agreement.

            5. Base Compensation. During the term of this Agreement, the Company agrees to pay the executive a salary of $160,000.00 per annum, less such deductions as are required by applicable law ("Base Salary"), payable bi-weekly in equal installments on the Company's designated payday. The Base Salary may be increased by such amounts and at such times as the Board of Directors shall determine in its sole discretion. The adjusted salary shall then become the Base Salary for each respective year.

            6.    Additional Compensation.

                  (a)   Cash Bonus.  For the fiscal years
commencing January, 1997 and thereafter, the bonus will be calculated by negotiation between the Executive and the Company based upon operating income objectives. Any such bonus will be paid within one hundred twenty (120) days of the conclusion of the fiscal year for which the bonus is earned and shall in no event exceed 33% of the Base Salary and to be pro rated between the minimum and maximum operating income objectives. In the event of a termination without cause (as hereinafter defined), such bonus will be pro rated.

                  (b)   Stock Options.  Pursuant to a separate
agreement to be executed and delivered simultaneously with this Agreement, the Company will grant to the Executive options to purchase 40,000 shares of Common Stock, which options will vest and become exercisable in the following amounts on the following dates, provided that the Executive is then employed by the Company:

                    Date                  No. of Shares

                 December 31, 1996            10,000
                 December 31, 1997            30,000


Such options will be non-qualified and will have an exercise price per share equal to the closing price of the Company's Common Stock on the last trading day prior to the date of this Agreement.

            (c) Change of Control. If in a single transaction or as a result of a series of transactions occurring in concert with each other, the control of the Company shall change, and subsequent to such change in control this Agreement is terminated or is not renewed by the Company at the end of its term, all of the options theretofore granted to Executive shall vest and Executive shall be entitled to his Base Salary less earnings from any subsequent employer during the term hereof.

      For purposes of this paragraph, a "change in control" shall occur if more than fifty percent (50%) of the Company's outstanding common stock is transferred in a single transaction or series of transactions in concert with each other including a sale of substantially all of the assets of the Company. Termination under this agreement shall include any substantial diminution in the duties, Base Salary, responsibilities or authority or a change in title of the Executive.

            7. Benefits. During the term of this Agreement, the Company shall provide to the Executive the benefits provided by the Company to those employees of equivalent status, including without limitation the following benefits:

                  (a)   Vacation.  The Executive shall receive two
(2) weeks of paid vacation during each calendar year.

                  (b) Expenses. The Company shall reimburse the Executive for all reasonable and necessary expenses, including, without limitation, travel and entertainment expenses, incurred by the Executive in connection with the business of the Company which shall include the expenses of travel and other expenses relating to membership in and attendance at trade and business associations and conventions. Such reimbursement shall be paid upon presentation of expense statements or vouchers or such other supporting information as the Company may require.

                  (c) Medical. The Executive shall be provided with (i) reasonable health, medical, hospitalization, pension and other insurance benefits; (ii) payment of reasonable expenses attributable to the operation of an automobile used by the Executive in the performance of his duties hereunder, including without limitation, gasoline, insurance and maintenance and (iii) an automobile. The expenses of leasing or purchasing such automobile shall not exceed $6,000.00 yearly, which sum shall be paid directly to the Executive if the Company does not provide the automobile for him. In addition, the Executive shall be permitted, during the term hereof, if and to the extent eligible, to participate in any group life, hospitalization or disability insurance plan, health program, pension plan, similar benefit or other "fringe benefits" of the Company, which may be available to other executive officers of the Company.

                  8.    Insurance.  The Company may, in its
discretion, purchase or renew insurance on the life of the Executive, with the Company or a lender to the Company as beneficiary in the amount determined by the Company or such lender from time to time. The Executive agrees to submit to reasonable medical examinations and otherwise reasonably to cooperate with the Company and any such lender in connection with obtaining such insurance.

                  9.    Termination.  This Agreement shall
terminate upon the first to occur of (a) the expiration of the term of this Agreement as set forth in Section 4 hereof or (b) the earlier occurrence of any of the following events or conditions:

                  (i)   the death of the Executive; or

                  (ii) the Executive's voluntary departure from employment by the Company; or

                (iii) the delivery to the Executive of written notice setting forth the election of a majority of the Board of Directors (other than the Executive, if he is then a director) to terminate his employment for "cause." For purposes of this Section 9, the term "cause" shall mean any of the following: (A) the Executive's conviction of any crime or offense involving monies or other property, or any felony offense for any crime of moral turpitude, or his commission of a fraud or embezzlement; (B) the Executive's breach of any of his fiduciary duties to the Company;
(C) the Executive's willful and continual neglect or failure to discharge his duties; (D) the Executive's regularly failing or refusing to follow policies or directives reasonably established by the Board of Directors; or (E) the Executive's violation of Section 11 of this Agreement. The determination of whether the Executive has breached the provisions of (B), (C) or (D) above shall be made by a majority of the Board of Directors, other than the Executive if he is then a director. No such determination shall be made unless Executive has received ninety (90) days prior written notice thereof and an opportunity to cure.

            10. Disability. In the event that the Executive is unable to perform his duties hereunder by reason of illness or incapacity for an aggregate of more than six (6) consecutive months or more than nine (9) months in any twelve (12) month period, the Company shall have the right to reduce the Executive's total compensation to fifty percent (50%) of the base salary amount for the balance of the contract term. Such reduction shall be determined by a majority of the members of the Board of Directors (other than the Executive if he is then a director) after the requisite period of disability, such reduction to be effective thirty (30) days after written notice to the Executive of the adoption of such resolution. If the Executive shall resume his duties within thirty (30) days after receipt of such notice of reduction and continue to perform such duties for four (4) consecutive weeks thereafter, this Agreement shall continue in full force and effect without any reduction in salary and other benefits, and the notice of reduction shall be considered null and void and of no effect.

            11.   Non-Competition, Non-Interference and
NonDisclosure. The Executive acknowledges that: (a) the business of retail sales and service of consumer appliances, electronic products and other household goods as currently conducted and as conducted from time to time throughout the term of this Agreement (collectively, the "Business") is conducted by and is proposed to be conducted by the Company throughout New Jersey, the greater New York metropolitan area, southern Connecticut, and eastern Pennsylvania (the "Company's Market"); (b) the Business involves the identification and development of new products and markets; (c) the Company has developed trade secrets and confidential information concerning the Business; and (d) this Agreement is essential to protect the Business. In order to induce the Company to enter into this Management Agreement, the Executive covenants and agrees that:

                  (a) For a period commencing on the date of this Agreement and ending on the date which is the earlier of (x) one year following the date of termination this Agreement, including any oral or written extensions hereof, or (y) the date, if any, in which the Executive is terminated without cause ("Restricted Period"), neither the Executive nor any entity of which 10% or more of the beneficial ownership is held by the Executive or a related family member ("Controlled Entity") will, anywhere in the Company's Market, directly or indirectly own, manage, operate, control, invest or acquire an interest in, or otherwise engage or participate in, whether as a proprietor, partner, stockholder, director, officer, "Key Employee" (defined herein to include any person who is employed in a management, executive, supervisory, marketing or sales capacity for another person), joint venturer, investor or other participant, any business which competes with the Business ("Competitive Business") without regard to (i) whether the Competitive Business has its office, manufacturing or other business facilities within or without the Company's Market, (ii) whether any of the activities of the Executive referred to above occur or are performed within or without the Company's Market, or
(iii) whether the Executive resides, or reports to an office, within or without the Company's Market, except that it shall not be a violation of this provision for the Executive to invest in the stock of any company which is traded un a national stock exchange or over-the-counter provided that the Executive does not acquire more than two percent of the issued and outstanding stock of any such company.

                  (b) During the Restricted period, neither the Executive nor any Controlled Entity will directly or indirectly solicit, induce or influence any customer, supplier, lender, lessor or any other person which has a business relationship with the Company, or which had on the date of this Agreement, a business relationship with the Company, to discontinue or reduce the extent of such relationship with the Company.

                  (c) During the Restricted Period, neither the Executive nor any Controlled Party will (i) directly or indirectly recruit, solicit or otherwise induce or influence any employee or sales agent of the Company or any of its affiliates to discontinue such employment or agency relationship with the Company, or (ii) employ or seek to employ, or cause or permit any Competitive Business to employ or seek to employ for any Competitive Business, any person who is then (or was at any time within six months prior to the date the Executive or the Competitive Business employs or seeks to employ such person) employed by the Company. Nothing herein shall prevent the Executive from providing a letter of recommendation to an Employee with respect to a future employment opportunity.

                  (d)   During the Restricted Period and
thereafter, neither the Executive nor any Controlled Entity will directly or indirectly disclose to anyone, or use or otherwise exploit for the Executive's or any Controlled Entity's own benefit or for the benefit of anyone other than the Company, any confidential information, including, without limitation, any confidential "knowhow," trade secrets, customer lists, details of client or consultant contracts, pricing policies, operational methods, marketing plans or strategies, product development techniques or plans, business acquisition plans and new personnel acquisition plans of the Company related to the Business or any portion or phase of any scientific or technical information, design, process, procedure, formula or improvement of the Company that is valuable and not generally known to the competitors of the Company whether or not in written or tangible form (hereinafter referred to as "Confidential Information") . The term "Confidential Information" does not include, and there shall be no obligation hereunder with respect to, (a) information that becomes generally available to the public other than as a result of a disclosure by the Executive or a Controlled Entity or any agent or the representative thereof and (b) general business methods applicable to a sales business including, but not limited to, pricing policies, operational methods and marketing concepts. Neither the Executive nor any Controlled Entity shall have any obligation hereunder to keep confidential any Confidential Information to the extent disclosure any thereof is required by law, or determined in good faith by the Executive to be necessary or appropriate to comply with any legal or regulatory order, regulation or requirement; provided, however, that in the event disclosure is required by law, the Executive or the Controlled Entity concerned shall provide the Company with prompt notice of such requirement so that the Company may seek an appropriate protective order.

                  (e)   In the event of a termination of this
agreement pursuant to the provisions of either Sections 9(b) (ii) or (iii) or a reduction of compensation pursuant to Section 10 hereof, the covenants and agreements contained in this Section 11 shall survive, shall continue thereafter, and shall not expire unless and except as expressly set forth in such Sections.

                  (f)   The parties to this Agreement agree that
(a) if either the Executive or any Controlled Entity breaches any provision of this Section 11, the damage to the Company will be substantial, although difficult to ascertain, and money damages will not afford the Company an adequate remedy, and (b) if either the Executive or any Controlled Entity is in breach of this
Section 11, or threatens a breach of this Section 11, the Company shall be entitled, in addition to all other rights and remedies as may be available to the Company at law or in equity, to (i) specific performance, (ii) injunctive and other equitable relief to prevent or restrain a breach of this Section 11 and (iii) require the breaching party to account for and pay over to the Company all compensation, profits, monies, accruals or other benefits derived received by such party as the result of any transactions constituting a breach hereof.

            12. Entire Agreement. This Agreement constitutes the full and complete understanding and agreement of the Executive and the Company respecting the subject matter hereof, and supersedes all prior understandings and agreements, oral or written, express or implied. This Agreement may not be modified or amended orally, only by an agreement in writing, signed by the party against whom enforcement of any waiver, change, modification, extension or discharge is sought.

            13. Headings. The section headings of this Agreement are for convenience of reference only and are not to be considered in the interpretation of the terms and conditions of this Agreement.

            14. Notices. Any notice required or permitted to be given under this Agreement shall be in writing and shall be deemed to have been given when sent by Certified Mail, postage prepaid, addressed as follows:


      If to the Company:      Tops Appliance City, Inc.
                              45 Brunswick Avenue
                              Edison, New Jersey 08818
                              Attention: Robert Gross
                                  Chief Executive Officer


      with a copy to:         Allen Ravin, Esq.
                              Greenbaum, Rowe, Smith, Ravin,
                              Davis & Himmel
                              P.O.  Box 5600
                              Woodbridge, New Jersey 07095

      If to the Executive, at his personal residence.

            Any party may change the persons and address to which notices such change to the other party in the manner provided herein for giving notice.

            15. Waiver of Breach. No waiver by either party of any conditions or of the breach by the other of any term or covenant contained in this Agreement, whether by conduct or otherwise, in any one or more instances shall be deemed or construed as a further or continuing waiver of any such condition or breach or a waiver of any other condition, or of the breach of any other term or covenant set forth in this Agreement. Moreover, the failure of either party to exercise any right hereunder shall not bar the later exercise thereof.

            16. Binding Nature; Assignment. This Agreement shall inure to the benefit of and be binding on the parties and their respective successors in interest, and shall not be assignable by either party without the written consent of the other; provided, however, that nothing in this Section shall preclude the Executive from designating a beneficiary to receive any benefit payable hereunder upon his death.



            IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first written.

                                    EXECUTIVE

                                    /s/ Thomas Zambelli
                                    ____________________________
                                    THOMAS ZAMBELLI



                                    TOPS APPLIANCE CITY, INC.


                                    By:/s/Robert Gross
                                       _________________________
                                       Robert Gross
                                       Chief Executive Officer

                               EXHIBIT 10.31

          SECOND ADDENDUM TO MANAGEMENT AGREEMENT ("AGREEMENT")
          DATED JANUARY 1, 1989 BETWEEN PHILIP MORRIS SCHMIDT
          ("EXECUTIVE") AND TOPS APPLIANCE CITY, L.P. ("COMPANY")


     WHEREAS, Tops Appliance City, L.P., predecessor to Tops
Appliance city, Inc. and Philip Morris Schmidt entered into the referenced Agreement, as modified by an Addendum dated January 1, 1992 (executed on January 16, 1992), and

     WHEREAS, Company and Executive desire to amend such Agreement,

     In consideration of One ($1.00) Dollar and other good and valuable consideration, it is agreed as follows:

     1.   Executive's title shall be "President" of the Company.

     2. The term of the Agreement is extended to December 31, 1997, subject to earlier termination pursuant to the provisions of paragraph 10 hereof.

     3. Executive's base compensation for the year 1997 shall be Two Hundred Fifty Thousand and No/00 ($250,000.00) Dollars, plus a bonus based upon the Company achieving a financial goal for the year 1997 of earnings before interest and taxes, as may be established by the Chief Executive Officer and/or Board of Directors.

     4. Executive's bonus shall be based upon the same percentage of the executive management bonus pool as currently enjoyed.

     5. Executive shall receive an automobile allowance for the leasing or purchasing of an automobile during 1997 in the amount of Fifteen Thousand No/100 ($15,000.00) Dollars.

     6.   Paragraph 8.2 of the Agreement is deleted.

     7.   Executive shall be entitled to an aggregate of twenty
(20) paid non-working days inclusive of vacation, sick days, personal days and days in compensation for working holidays.

     8. Paragraph 10 of the Agreement is deleted in its entirety, except that during the term of this Agreement, Executive shall not directly or indirectly engage in or participate in any business which competes with the Business of the Company or is a supplier to the Company.

     9. In the event of non-renewal of this Agreement, Executive shall be entitled to six (6) month's base pay as and for severance compensation.

    10. In the event (a) there is a transfer of more than 50% of the voting securities of the Company, whether in one or a series of transactions, (b) a sale of substantially all of its assets or (c) the Company admits a new Limited Partner, other than as a result of a directive of or agreement with a regulatory agency, where the transferee, purchaser or partner, as the case may be, is not affiliated with the Company or any of its partners, and such party elects to terminate the Executive's employment hereunder, without cause, the Company shall pay to the Executive an amount equal to one (1) year's Base Salary.

    11. To the extent of any inconsistency between the Agreement, the First Addendum and this Addendum, the provisions of this Addendum shall control.

    12. This agreement is binding on the successors and assigns of the parties hereto.

     IN WITNESS WHEREOF, the parties have set their hands and seals this 1st day of December, 1996.

                                   TOPS APPLIANCE CITY, L.P.
                                   TOPS APPLIANCE CITY, INC.

/s/Philip Morris Schmidt            /s/Robert Gross
_________________________        By:_____________________________
Philip Morris Schmidt               Robert Gross

                                         EXHIBIT 22

                               SUBSIDIARIES OF THE REGISTRANT



Tops Appliance Realty, Inc.
Tops Appliance City of New York, Inc.
                                         EXHIBIT 24

                               CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration
Statements:
(1) Form S-8 No. 33-54180, pertaining to the Section 401(k) Salary
Savings
Plan and Trust of TOPS Appliance City, Inc.; and (2) Form S-8 No.
33-68508,
pertaining to the TOPS Appliance City, Inc. Employee Stock Purchase Plan, of our report dated April 15, 1997 with respect to the consolidated financial statements and schedule of TOPS Appliance City, Inc. included in the Annual Report (Form 10-K), for the year ended December 31, 1996.




Metro Park, New Jersey
April 15, 1997