Form 10-Q
period 1997-04-01
TOPS APPLIANCE CITY INC
filed 1997-05-08
CIK 888470

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                Washington,  D.C.  20549
                                       FORM  10-Q




(X)          Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934 For the period ended April 1,
1997

(  )         Transition Report pursuant to Section 13 or 15 (d)
of the Securities and Exchange Act of 1934 For the transition period from ___________ to _____________

                    Commission File Number   0-20498

                         TOPS APPLIANCE CITY, INC.
         ____________________________________________________
         (Exact name of registrant as specified in its charter)

            NEW JERSEY                          22-3174554
         ____________________________________________________
     (State or other jurisdictions of (I.R.S. Employer I.D. No.)
      incorporation or organization)

      45 Brunswick Avenue,          Edison,  New Jersey 08818
         ____________________________________________________
      (Address of principal executive offices)     (Zip Code)

      (908) 248-2850
        ______________________________________________________
      (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           (X)  Yes             ( )  No

Number of shares outstanding of each of the issuer's classes of common stock, as of April 1, 1997.


                          7,277,229          Shares

                               TOPS APPLIANCE CITY, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Dollars in thousands)
                                    (Unaudited)


                                     April 1, 1997      December 31, 1996
                                     _____________      _________________
          ASSETS

Current Assets:
     Cash and cash equivalents        $  2,317            $  2,147
     Accounts receivable, net            1,429               1,355
     Merchandise inventory              56,020              56,184
     Prepaid expenses and other
       current assets                    2,431               2,492
                                      ________            ________

             Total current assets       62,197              62,178

Property, equipment and leasehold
  improvements, net                     30,980              31,858
Deferred taxes                           2,758               2,758
Other assets                             4,235               4,226
                                      ________            ________

                                      $100,170            $101,020
                                      ________            ________
                                      ________            ________

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                 $ 10,644            $ 9,626
     Accrued liabilities and
       income taxes                      5,136              7,061
     Sales tax payable                     928              1,687
     Customer deposits                   3,773              4,110
     Short-term borrowings              26,880             21,904
     Current portion of long-
       term debt                           209                247
     Deferred taxes                      2,758              2,758
                                      ________            _______

          Total current liabilities     50,328             47,393

Long-term debt, net of current
  portion                               48,904             48,944
Deferred rent                            3,262              3,179
Other liabilities                          779                754

Shareholders' equity (deficit)          (3,103)               750
                                      ________             _______

                                      $100,170            $101,020
                                      ________            ________
                                      ________            ________


See accompanying notes.


                        TOP APPLIANCE CITY, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           THREE MONTHS ENDED APRIL 1, 1997 AND MARCH 26, 1996
              (Dollars in thousands except per share data)
                               (Unaudited)

                                     1st Quarter         1st Quarter
                                        1997                 1996
                                     ___________         ___________
Net sales and service revenues       $   64,326          $   68,671
Cost of sales                            50,523              53,331
                                     ___________         __________
Gross profit                             13,803              15,340

Selling, general and administrative
  expenses                               16,190              20,245
                                     __________           __________

Loss from operations                     (2,387)             (4,905)

Other income                                164                 271

Interest expenses                        (1,630)             (1,123)
                                     ___________          __________

Loss before benefit
  for income taxes                      (3,853)              (5,757)
                                     ___________          __________

Benefit for income taxes                     0                2,293
                                     ___________          __________

Net loss                                ($3,853)            ($3,464)
                                     ___________          __________
                                     ___________          __________

Net loss per common share                ($0.53)             ($0.48)
                                     ___________          __________
                                     ___________          __________

Common shares outstanding             7,277,229            7,252,990
                                     ___________          __________
                                     ___________          __________


See accompanying notes.


                        TOP APPLIANCE CITY, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           THREE MONTHS ENDED APRIL 1, 1997 AND MARCH 26, 1996
                         (Amounts in thousands)
                               (Unaudited)

                                        For the Three Months Ended
                                     April 1, 1997       March 26, 1996
                                     _____________       ______________
Cash flow from operating activities
Net loss                              $  (3,853)           $ (3,464)
Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:

     Depreciation and amortization        1,205               1,345
     Deferred rent                           83                 110
     Amortization of deferred income         --                 (18)
     Accounts receivable, net               (74)                534
     Inventory                              164              (3,746)
     Prepaid expenses and other current
       assets                                61                  72
     Accounts payable                       766              12,817
     Sales tax payable                     (759)             (1,568)
     Accrued liabilities and income
       taxes payable                     (1,730)             (2,252)
     Customer deposits                     (337)                736
     Deferred taxes                          --                (552)
     Other assets                          (104)               (557)
     Other liabilities                       25                 (32)
                                     ___________          __________
Net cash provided by (used in)
  operating activities                   (4,553)               3,425

Cash flows from investing activities:
     Capital expenditures, net of
     disposals                             (232)                (302)
                                      __________           __________

Net cash (used in) investing activities    (232)                (302)

Cash flows from financing activities:

     Short-term borrowings                4,976               (7,037)
     Cash overdrafts                        252                1,928
     Notes payable                          (78)                (164)
     Related party repayments              (195)                (195)
                                      __________           __________

Net cash provided by (used in)
  financing activities                    4,955               (5,468)
                                      __________           __________
Increase/(Decrease) in cash and cash
  equivalents                               170               (2,345)

Cash and cash equivalents, beginning
  of period                               2,147                8,289
                                      __________           __________
Cash and cash equivalents, end of
  period                                 $2,317               $5,944
                                      __________           __________
                                      __________           __________


                         TOPS APPLIANCE CITY, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.
    The accompanying condensed consolidated financial statements
    (unaudited) should be read in conjunction with the consolidated financial statements and disclosures included in the Company's 1996 Annual Report on Form 10-K.

    The condensed consolidated financial statements (unaudited) include all adjustments (consisting of normal recurring items) which management considers necessary to present fairly the financial position and results of operations of the Company for the three months ended April 1, 1997 and March 26, 1996.

    Due to the loss incurred by the Company in 1996, no benefit for income taxes was recorded during the first quarter of 1997.

    Included in accounts payable is a cash overdraft balance of $4,292,000 and $4,040,000 at April 1, 1997 and December 31, 1996,
    respectively.

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

                                            First Quarter Ended
                                            ___________________

                                     April 1, 1997         March 26, 1996
                                     _____________         ______________
     Revenues                          $2,952,000            $3,248,000

     Costs                             $1,252,000            $1,404,000



                        TOPS APPLIANCE CITY, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3.
    FASB Statement No. 109, "Accounting for Income Taxes" requires recognition of deferred income taxes using the liability method, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to affect the tax return. Deferred tax assets and liabilities are adjusted for tax rate changes. The components of net deferred taxes at April 1, 1997 were:

     Current deferred tax assets:
       Compensation not currently deductible          $   313,000
       Inventory                                          376,000
       Accrued liabilities                                152,000
       Other                                              324,000
       Valuation allowance                               (885,000)
                                                       ___________

       Total current deferred tax assets                  280,000

     Current deferred tax liabilities:
       Vendor allowances                                2,899,000
       Other                                              139,000
                                                       __________

       Total current deferred tax liabilities           3,038,000

       Net current deferred tax liabilities           $ 2,758,000
                                                       __________
                                                       __________

     Non-current deferred tax assets:
       Compensation not currently deductible         $     37,000
       Federal and state loss carryforwards             7,150,000
       Alternative minimum tax and jobs credit
         carryforwards                                    604,000
       Rent                                             1,266,000
       Depreciation                                     1,992,000
       Warranty                                           343,000
       Valuation allowance                             (8,629,000)
                                                       ___________

       Total non-current deferred tax assets            2,763,000

       Non-current deferred tax liabilities - other         5,000
                                                       __________

       Net non-current deferred tax assets           $  2,758,000
                                                       __________
                                                       __________


                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and disclosures included in the Company's Annual Report on Form 10-K.

Results of Operations

     The following table sets forth certain items in the Company's Condensed Consolidated Statements of Operations expressed as a percentage of net sales and services revenues:

                                          Percentage of Net Sales
                                           and Service Revenues
                                             Three Months Ended

                                      April 1, 1997    March 26, 1996
                                      _____________    ______________
Net sales and service revenues             100.0%             100.0%
Cost of Sales                               78.5               77.7
                                        _________           ________

Gross Profit                                21.5               22.3

Selling, general and administrative
  expenses                                  25.2               29.5
                                        _________           ________

Loss from operations                        (3.7)              (7.2)

Other income                                 0.3                0.4
Interest expense                            (2.6)              (1.6)
                                        _________           ________

Loss before benefit for income taxes        (6.0)              (8.4)

Benefit for income taxes                     0.0               (3.4)
                                        _________           ________

Net loss                                    (6.0)%             (5.0)%
                                        _________           _________
                                        _________           _________


Three Months Ended April 1, 1997 Compared to the Three Months Ended March 26, 1996.

     Net sales and service revenues for the three months ended April 1, 1997 decreased 6.3% to $64,326,000 from $68,671,000 for the three months ended March 26, 1996. This decrease is attributable to the highly competitive and continuing slow retail environment in the Northeast. This decrease can also be attributed to not repeating during the first quarter of 1997, several promotional sales events that were held during the first quarter of 1996. Total comparable store sales were 7.5% lower than last year. Sales from the commercial division increased 4.1% or $282,000.

     Gross revenues from the sale of product protection plans for the three months ended April 1, 1997 decreased 9.1% to $2,952,000 from $3,248,000 for the three months ended March 26, 1996. Incremental costs related to these sales totaled $1,252,000 and $1,404,000 respectively, for the comparable periods.

     Gross profit as a percentage of net sales and service revenues for the three months ended April 1, 1997 decreased to 21.5% from 22.3% last year. This decrease was due in part to the generally weak retailing environment in a highly promotional metro New York/New Jersey marketplace. Gross margins in the commercial sales division decreased to 9.5% from 10.4% for the comparable periods. Gross margins in the commercial sales division tend to be lower than gross margins on retail sales.

     Selling, general and administrative expenses for the three months ended April 1, 1997 decreased 20.0% to $16,190,000 from $20,245,000 for the three months ended March 26, 1996. This net decrease was achieved primarily by reducing payroll and related expenses, net advertising, other cost-cutting measures and reduced net variable selling expenses, partially offset by higher data processing and delivery expenses. Selling, general and administrative expenses as a percentage of net sales and service revenues decreased to 25.2% from 29.5% for the comparable periods. This decrease was due primarily to the reduced level of expenses.

     The Company's net loss from operations improved 51.3% to $2,387,000 for the three months ended April 1, 1997 compared to a net loss of $4,905,000 for the three months ended March 26, 1996.

     Interest expense increased to $1,630,000 from $1,123,000 for the comparable periods as a result of higher average borrowings on the revolving credit facility during the quarter.

     The Company did not record a tax benefit for the three months ended April 1, 1997 compared to a tax benefit at an effective rate of 40% or $2,293,000 for the three months ended March 26, 1996.

     The Company's net loss for the three months ended April 1, 1997 was $3,853,000 ($0.53 per share) compared to a net loss of $3,464,000 ($0.48 per share) for the three months ended March 26, 1996.

Seasonality

     Sales levels are generally highest in the fourth quarter as a result of increased demand for consumer electronics during the holiday season and higher during either the second or third quarter, depending on weather conditions, as a result of demand for room air conditioners during the summer months. The Company experiences a buildup of room air conditioner inventory during its first quarter in the anticipation of the May through August selling season and consumer electronics in the third and fourth quarters in anticipation of the holiday season.

Liquidity and Capital Resources

     In the past, the Company has relied primarily upon net cash from operations, a revolving credit facility with institutional lenders and inventory floor plan financing to finance its operations and growth. At April 1, 1997, the Company had working capital of $11,869,000, which represented a decrease of $2,916,000 from December 31, 1996. During the three months ended April 1, 1997, the Company incurred net capital expenditures of $232,000, decreased inventories by $164,000, increased short term borrowing by $4,976,000 and increased trade payables by $766,000.

     In October 1996 the Company entered into a new $35,000,000 secured credit facility with more favorable terms to the Company. The secured credit facility bears interest at the bank's base rate plus 1% or for a portion of the loan, LIBOR plus 3%. The facility expires in October 1999. All of the Company's unencumbered assets are pledged as collateral for the new facility. The outstanding borrowings under the current credit facility was $26,880,000 at April 1, 1997.

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

     The Company believes that its borrowings under available credit facilities, short term trade credit from vendors and inventory floor plan arrangements combined with the impact on operating results of the cost reductions already implemented, the leveling off of comparable store sales decline and a normal room air conditioning selling season will be sufficient to fund the Company's operations and its anticipated capital expenditures, excluding new stores, of approximately $1 million. No assurance can be given that such cost reductions will produce the desired result.

     This Quarterly Report on Form 10-Q may contain forward-looking information about the Company. The following factors, and others, may cause the Company's actual results to differ from those set forth in any forward-looking statements made by the Company. Accordingly, there can be no assurances that any future results will be achieved.

Other Information:
_________________

ITEM 1.      Legal Procedures

             Not applicable

ITEM 2.      Changes in Securities

             Not applicable

ITEM 3.      Default Upon Senior Securities

             Not applicable

ITEM 4.      Submission of Matters to a Vote of Security Holders

ITEM 5.      Other Information

             Not applicable

ITEM 6.      Exhibits and Reports on Form 8-K

Report on form 8-K reporting Item 5, dated January 20, 1997, filed February 6, 1997.

SIGNATURES
__________

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 7, 1997


                                          TOPS APPLIANCE CITY, INC.


                                          By: /s/Thomas L. Zambelli
                                             _______________________
                                             Thomas L. Zambelli
                                             Senior Vice President and
                                             Chief Financial Officer