Form 10-Q
period 1997-07-01
TOPS APPLIANCE CITY INC
filed 1997-07-30
CIK 888470

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington,  D.C.  20549
                             FORM  10-Q




(X)     Quarterly Report Pursuant to Section 13 or 15(d) of the

        Securities Exchange Act of 1934
        For the period ended July 1, 1997

( )     Transition Report pursuant to Section 13 or 15 (d) of the

       Securities and Exchange Act of 1934  For the transition

       period from ___________ to _____________

                  Commission File Number   0-20498

TOPS APPLIANCE CITY, INC
----------------------------------------------------------------

(Exact name of registrant as specified in its charter)

NEW JERSEY                                            22-3174554
----------------------------------------------------------------
(State or other jurisdictions of(I.R.S. Employer I.D. No.)
incorporation or organization)

 45 Brunswick Avenue,                Edison,  New Jersey  08818
----------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

(908) 248-2850
----------------------------------------------------------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                         ( X )  Yes    (   )  No

Number of shares outstanding of each of the issuer's classes of common stock, as of July 1, 1997.

                          7,284,049 Shares

                      TOPS APPLIANCE CITY, INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS
                       (Dollars in thousands)
                             (Unaudited)




                             July 1, 1997    December 31, 1996
                             -------------   -----------------
      ASSETS

Current Assets:
   Cash and cash equivalents     $5,443          $2,147
   Accounts receivable, net       1,326           1,355
   Merchandise inventory         55,408          56,184
   Prepaid expenses and other
   current assets                 1,674           2,492
                                -------          ------

   Total current assets          63,851          62,178

Property, equipment & leasehold
improvements, net                30,112          31,858
Deferred taxes                    1,826           2,758
Other assets                      4,444           4,226
                                -------          ------
                               $100,233        $101,020
                                -------         -------
                                -------         -------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable            $13,583           $9,626
    Accrued liabilities and
    income taxes                  6,172            7,061
    Sales tax payable             1,587            1,687
    Customer deposits             4,282            4,110
    Short-term borrowings        22,565           21,904
    Current portion of
    long-term debt                  152              247
    Deferred taxes                1,826            2,758
                                -------           ------

      Total current liabilities  50,167           47,393


Long-term debt,
net of current portion           48,871           48,944
Deferred rent                     3,346            3,179
Other liabilities                   806              754

Shareholders' equity
(deficit)                        (2,957)             750
                                 --------          -------

                               $100,233          $101,020
                                -------           -------
                                -------           -------


See accompanying notes.

                      TOPS APPLIANCE CITY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      THREE AND SIX MONTHS ENDED JULY 1, 1997 AND JUNE 25, 1996
            (Dollars in thousands except per share data)
                             (Unaudited)




                      2nd Quarter   2nd Quarter      Six Months    Six Months
                         1997          1996             1997          1996
                      -----------   -----------      ----------    ----------

Net sales and
service revenues       $78,500       $81,923          $142,826      $150,594
Cost of sales           60,580        64,258           111,103       117,589


Gross profit            17,920         17,665           31,723        33,005


Selling, general and
administrative expenses 16,308        20,343            32,498        40,588
                        ------        ------           -------       -------

Income (loss) from
operations              1,612         (2,678)             (775)       (7,583)


Other income              249            213               413           484
Interest expense       (1,720)        (1,202)           (3,350)       (2,325)
                        -----          ------            ------        -----

Income (loss)
before benefit for
income taxes              141         (3,667)           (3,712)       (9,424)

Benefit for income
taxes                                 (1,478)                         (3,771)
                    -----------    ----------        ----------    ----------

Net income (loss)        $141        ($2,189)          ($3,712)      ($5,653)
                    -----------    ----------        ----------    ----------
                    -----------    ----------        ----------    ----------



Net income (loss)
per common share        $0.02         ($0.30)           ($0.51)       ($0.78)

                    -----------    ----------        ----------    ----------
                    -----------    ----------        ----------    ----------


Common shares
outstanding         7,284,049      7,265,698         7,284,049     7,265,698
                    -----------    ----------        ----------    ----------
                    -----------    ----------        ----------    ----------


See accompanying notes.


                      TOPS APPLIANCE CITY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           SIX MONTHS ENDED JULY 1, 1997 AND JUNE 25, 1996
                       (Amounts in thousands)
                             (Unaudited)



                                                           For the six months ended
                                                       July 1, 1997       June 25, 1996
                                                      ------------       -------------

Cash flow from operating activities:
Net (loss)                                              ($3,712)            ($5,653)
Adjustments to reconcile net loss
   to net cash provided by (used in)
   operating activities:

     Depreciation and amortization                        2,409               2,651
     Deferred rent                                          167                 220
     Amortization of deferred income                                            (73)
     Accounts receivable, net                                29                  10
     Inventory                                              776              (4,510)
     Prepaid expenses and other current assets              818                 823
     Accounts payable                                     4,434              10,833
     Sales tax payable                                     (100)               (409)
     Accrued liabilities and income taxes payable          (498)             (2,456)
     Customer deposits                                      172                 328
     Deferred taxes                                                          (2,476)
     Other assets                                          (407)               (641)
     Other liabilities                                       52                 (91)
                                                        --------             --------

Net cash provided by (used in) operating activities       4,140              (1,444)

Cash flows from investing activities:
     Capital expenditures, net of disposals                (474)               (701)
                                                        --------             --------

Net cash (used in) investing activities                    (474)               (701)

Cash flows from financing activities:

     Short-term borrowings                                  661              (3,794)
     Cash overdrafts                                       (477)              2,466
     Notes payable                                         (168)               (332)
     Due to related parties                                (391)               (391)
     Proceeds from Employee Stock Purchase Plan               5                  22
                                                         -------             -------

Net cash (used in) financing activities                    (370)             (2,029)

Increase (decrease) in cash and cash equivalents         -------             --------
                                                          3,296              (4,174)

Cash and cash equivalents, beginning of period            2,147               8,289
                                                         -------             --------

Cash and cash equivalents, end of period                 $5,443              $4,115
                                                         ______              ________
                                                         ------              --------

See accompanying notes

                    TOPS APPLIANCE CITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE  1.
The accompanying condensed consolidated financial statements
(unaudited) should be read in conjunction with the consolidated financial statements and disclosures included in the Company's
1996 Annual Report on Form 10-K.

The condensed consolidated financial statements (unaudited) include all adjustments (consisting of normal recurring items) which management considers necessary to present fairly the financial position and results of operations of the Company for the three and six months ended July 1, 1997 and June 25, 1996.

Due to the loss incurred by the Company in 1996, no benefit for income taxes was recorded during the first and second quarters of 1997.

Included in accounts payable is a cash overdraft balance of $3,563,000 and $4,040,000 at July 1, 1997 and December 31, 1996,
respectively.

The results for the interim periods presented may not be indicative of results for the full year.


NOTE  2.
The Company purchases product protection plans on a non-recourse basis from a third party who performs the obligations of the Company under these plans through factory authorized service centers. The revenues and related costs associated with the sale of these product protection plans are as follows:

                           Three Months Ended                 Six Months Ended
                      ------------------------------      ----------------------------
                      July 1, 1997     June 25, 1996       July 1, 1997   June 25, 1996
                      ------------------------------      ----------------------------

Revenues              $3,865,000       $ 3,629,000        $6,817,000     $ 6,877,000

Costs                 $1,665,000       $ 1,497,000        $2,917,000     $ 2,901,000


                    TOPS APPLIANCE CITY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE  3.
FASB Statement No. 109, "Accounting for Income Taxes" requires recognition of deferred income taxes using the liability method, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to affect the tax return.

Deferred tax assets and liabilities are adjusted for tax rate changes. The components of net deferred taxes at July 1, 1997 were:


Current deferred tax assets:
    Compensation not currently deductible                     $       175,000
    Inventory                                                         369,000
    Accrued liabilities                                               152,000
    Other                                                             458,000
    Valuation allowance                                              (973,000)
                                                               ---------------

    Total current deferred tax assets                                 181,000

Current deferred tax liabilities:
    Vendor allowances                                               1,857,000
    Other                                                             150,000
                                                               ---------------

    Total current deferred tax liabilities                          2,007,000

    Net current deferred tax liabilities                       $    1,826,000
                                                               ---------------
                                                               ---------------

Non-current deferred tax assets:
    Federal and state loss carryforwards                       $    7,125,000
    Alternative minimum tax and jobs credit carryforwards             593,000
    Rent                                                            1,362,000
    Depreciation                                                    2,231,000
    Warranty                                                          371,000
    Valuation allowance                                            (9,851,000)
                                                               ---------------

    Total non-current deferred tax assets                           1,831,000

    Non-current deferred tax liabilities - other                        5,000
                                                               ---------------

    Net non-current deferred tax assets                        $    1,826,000
                                                               ---------------
                                                               ---------------


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

Results of Operations

The following table sets forth certain items in the Company's
Condensed Consolidated Statements of Operations expressed as a percentage of net sales and service revenues:




                                       Percentage of Net Sales and Service Revenues

                                     Three Months Ended                Six Months Ended

                                   7/1/97        6/25/96             7/1/97       6/25/96
                                   ------        -------             -------      -------
Net sales and service revenues     100.0 %       100.0 %              100.0 %      100.0 %
Cost of sales                       77.2          78.4                 77.8         78.1
                                   ------        -------             -------      -------
Gross profit                        22.8          21.6                 22.2         21.9

Selling, general and
administrative expenses             20.7          24.8                 22.7         26.9
                                   ------        -------             -------      -------

Income (loss)  from operations       2.1          (3.2)                (0.5)        (5.0)

Other income                         0.3           0.3                  0.3          0.3
Interest expense                    (2.2)         (1.5)                (2.4)        (1.5)
                                   ------        -------             -------      -------
Income (loss) before (benefit)
for income taxes                     0.2          (4.4)                (2.6)        (6.2)

Benefit for income taxes                          (1.7)                             (2.4)
                                   ------        -------             -------      -------

Net income (loss)                    0.2 %        (2.7)%               (2.6)%       (3.8)%
                                   ------        -------             -------      -------
                                   ------        -------             -------      -------



Three Months Ended July 1, 1997 Compared to the Three Months Ended June 25, 1996.



Net sales and service revenues for the three months ended July 1, 1997 decreased 4.2% to $78,500,000 from $81,923,000 for the three months ended June 25, 1996. This decrease is attributable to the highly competitive and continuing slow retail environment in the Northeast. The lack of new products in the market, high consumer debt levels and retail price deflation in selected categories also contributed to the decrease. Total comparable store sales decreased 3.4% for the period compared to a decrease of 27.3% for the same period last year. Sales from the commercial division decreased 9.7% or $993,000.

Gross revenues from the sale of product protection plans for the three months ended July 1, 1997 increased 6.5% to $3,865,000 from $3,629,000 for the three months ended June 25, 1996. Incremental costs related to these sales totaled $1,665,000 and $1,497,000 respectively, for the comparable periods.

Gross profit as a percentage of net sales and service revenues for the three months ended July 1, 1997 increased to 22.8% from 21.6% last year. This increase was due in part to the Company's focus on higher-margin merchandise and product protection plans. Gross margins in the commercial sales division increased to 10.0% from 8.6% for the comparable periods. Gross margins in the commercial sales division tend to be lower than gross margins on retail sales.

Continuing the trend reported in the first quarter, selling, general and administrative expenses for the three months ended July 1, 1997 decreased
19.8% to $16,308,000 from $20,343,000 for the three months ended June 25, 1996. This net decrease was achieved primarily by reducing payroll and related expenses, net advertising, reduced net variable selling expenses and other cost-cutting measures. Selling, general and administrative expenses as a percentage of net sales and service revenues decreased to 20.7% from 24.8% for the comparable periods. This decrease was due to the reduced level of expenses.

The Company's income from operations improved to $1,612,000 for the three months ended July 1, 1997 compared to a loss from operations of $2,678,000 for the three months ended June 25,1996.

Interest expense increased to $1,720,000 from $1,202,000 for the comparable period last year primarily as a result of higher average borrowings on the revolving credit facility during the quarter.

The Company did not record a tax benefit for the three months ended July 1, 1997 compared to a tax benefit at an effective rate of 40% or $1,478,000 for the three months ended June 25, 1996.

The Company's net income for the three months ended July 1, 1997 was $141,000 ($0.02 per share) compared to a net loss of $2,189,000 ($.30 per share) for the three months ended June 25, 1996.


Six Months Ended July 1, 1997 Compared
to the Six Months Ended June 25, 1996.

Net sales and service revenues for the six months ended July 1, 1997 decreased 5.2% to $142,826,000 from $150,594,000 for the six months ended June 25, 1996.
This decrease is attributable to the highly competitive and continuing slow retail environment in the Northeast. The lack of new products in the market, high consumer debt levels and retail price deflation in selected categories also contributed to the decrease. Total comparable store sales decreased 5.3% for the period compared to a decrease of 26.4% for the same period last year. Sales from the commercial division decreased 4.1% or $711,000.

Gross revenues from the sale of product protection plans for the six months ended July 1, 1997 decreased 0.9% to $6,817,000 from $6,877,000 for the six months ended June 25, 1996. Incremental costs related to these sales totaled $2,917,000 and $2,901,000 respectively, for the comparable periods.

Gross profit as a percentage of net sales and service revenues for the six months ended July 1, 1997 increased to 22.2% from 21.9% last year. This increase was due in part to the Company's focus on higher-margin merchandise and product protection plans. Gross margins in the commercial sales division increased to 9.8% from 9.5% for the comparable periods. Gross margins in the commercial sales division tend to be lower than gross margins on retail sales.

Selling, general and administrative expenses for the six months ended July 1, 1997 decreased 19.9% to $32,498,000 from $40,588,000 for the six months ended June 25, 1996. This net decrease was achieved primarily by reducing payroll and related expenses, net advertising, reduced net variable selling expenses and other cost-cutting measures. Selling, general and administrative expenses as a percentage of net sales and service revenues decreased to 22.7% from 26.9% for the comparable periods. This decrease was due to the reduced level of expenses.

The Company's loss from operations improved 89.8% to $775,000 for the six months ended July 1, 1997 compared to a loss from operations of $7,583,000 for the six months ended June 25,1996.

Interest expense increased to $3,350,000 from $2,325,000 for the comparable period last year primarily as a result of higher average borrowings on the revolving credit facility during the six months ending July 1, 1997.

The Company did not record a tax benefit for the six months ended July 1, 1997 compared to a tax benefit at an effective rate of 40% or $3,771,000 for the six months ended June 25, 1996.

The Company's net loss for the six months ended July 1, 1997 was $3,712,000 ($.51 per share) compared to a net loss of $5,653,000 ($.78 per share) for the six months ended June 25, 1996.

Seasonality

Sales levels are generally highest in the fourth quarter as a result of increased demand for consumer electronics during the holiday season and higher during either the second or third quarter, depending on weather conditions, as a result of demand for room air conditioners during the summer months. The Company experiences a buildup of room air conditioner inventory during its first quarter in anticipation of the May through August selling season and consumer electronics in the third and fourth quarters in anticipation of the holiday season.


Liquidity and Capital Resources

In the past, the Company has relied primarily upon net cash from operations, a revolving credit facility with institutional lenders and inventory floor plan financing to finance its operations and growth. At July 1, 1997, the Company had working capital of $13,684,000, which represented a decrease of $1,101,000 from December 31, 1996. During the six months ended July 1, 1997, the Company incurred net capital expenditures of $474,000, decreased inventories by $776,000, increased short term borrowing by $661,000 and increased trade payables by $3,957,000.

In October 1996 the Company entered into a new $35,000,000 secured credit facility with more favorable terms to the Company. The secured credit facility bears interest at the bank's base rate plus 1% or for a portion of the loan, LIBOR plus 3%. The facility expires in October 1999. All of the Company's unencumbered assets are pledged as collateral for the new facility. The outstanding borrowings under the current credit facility was $22,565,000 at July 1, 1997.

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

The Company believes that its borrowings under available credit facilities, short term trade credit from vendors and inventory floor plan arrangements, combined with the impact on operating results of the cost reductions already implemented, the leveling off of comparable store sales decline and a normal room air conditioning selling season will be sufficient to fund the Company's operations and its anticipated capital expenditures, excluding new stores, of approximately $1 million. No assurance can be given that such cost reductions will produce the desired result.

This Quarterly Report on Form 10-Q may contain forward-looking information about the Company. Many factors may cause the Company's actual results to differ from those set forth in any forward-looking statements made by the Company. Accordingly, there can be no assurances that any future results will be achieved.

Part II

Other Information:
-----------------

ITEM 1.  Legal Procedures

Not applicable

ITEM 2.  Changes in Securities

Not applicable

ITEM 3.  Default Upon Senior Securities

Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

The registrants' annual meeting of shareholders for 1997 was held on May 23, 1997. At the meeting, the shareholders elected John H. Hollands to serve as a director through the 2000 meeting. The following directors continue in office through the annual meeting of the year indicated: Robert G. Gross (1999), Leslie S. Turchin (1999), Philip M. Schmidt (1998) and Anthony L. Formica (1998).

The shareholders also ratified the appointment of Ernst & Young, LLP as the registrants' independent auditors for 1997.

ITEM 5.  Other Information

Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K

Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:


                                       TOPS APPLIANCE CITY, INC.


                                       BY: ______________________
                                           Thomas L. Zambelli
                                           Senior Vice President
                                           and Chief Financial
                                           Officer