Form 10-Q
period 1997-09-30
TOPS APPLIANCE CITY INC
filed 1997-11-03
CIK 888470

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                Washington,  D.C.  20549
                                    FORM 10-Q




(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the period ended September 30, 1997

(  )      Transition Report pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the transition period from ___________ to _____________

                                 Commission File Number   0-20498


  TOPS APPLIANCE CITY, INC.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

 NEW JERSEY                                                     22-3174554
--------------------------------------------------------------------------------
(State or other jurisdictions of                      (I.R.S. Employer I.D. No.)
   incorporation or organization)

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

                                     ( X )  Yes                 (   )  No

Number of shares outstanding of each of the issuer's classes of common stock, as of September 30,1997.


                                     7,284,049  Shares

                                    TOPS APPLIANCE CITY, INC.
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Dollars in thousands)
                                         (Unaudited)
                                                                         September 30, 1997     December 31, 1996
                                                                         ------------------     -----------------
           ASSETS

Current Assets:
                     Cash and cash equivalents                                $3,094                  $2,147
                     Accounts receivable, net                                    934                   1,355
                     Merchandise inventory                                    51,889                  56,184
                     Prepaid expenses and other current assets                 1,966                   2,492
                                                                              ------                  ------

                                          Total current assets                57,883                  62,178

Property, equipment & leasehold improvements, net                             27,494                  31,858
Deferred taxes                                                                 1,737                   2,758
Other assets                                                                   4,683                   4,226
                                                                             -------                  ------
                                                                             $91,797                $101,020
                                                                              ======                 =======

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
                  Accounts payable                                            $8,634                  $9,626
                  Accrued liabilities and income taxes                         4,172                   7,061
                  Sales tax payable                                              894                   1,687
                  Customer deposits                                            3,752                   4,110
                  Short-term borrowings                                       26,660                  21,904
                  Current portion of long-term debt                              118                     247
                  Deferred taxes                                               1,737                   2,758
                                                                              ------                 -------

                                   Total current liabilities                  45,967                  47,393

Long-term debt, net of current portion                                        41,151                  48,944
Deferred rent                                                                  1,807                   3,179
Other liabilities                                                                846                     754

Shareholders' equity                                                           2,026                     750
                                                                              ------                  ------

                                                                             $91,797                $101,020
                                                                              ======                 =======

See accompanying notes.




                         TOPS APPLIANCE CITY, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                      THIRD QUARTER AND NINE MONTHS ENDED
                  SEPTEMBER 30, 1997 AND SEPTEMBER 24, 1996
                   (Dollars in thousands except per share data)
                              (Unaudited)
                                                                               3rd Quarter   3rd Quarter    Nine Months  Nine Months
                                                                                 1997           1996           1997           1996
                                                                               --------       --------       --------      --------
Net sales and service revenues ............................................     $74,396        $75,804       $217,222      $226,398
Cost of sales .............................................................      58,161         60,492        169,264       178,081
                                                                               --------        -------       --------      --------
Gross profit ..............................................................      16,235         15,312         47,958        48,317

Selling, general and administrative expenses ..............................      15,970         19,979         48,468        60,567
                                                                               --------        -------       --------       --------
Income (loss) from operations before store
   closing costs ..........................................................         265         (4,667)          (510)      (12,250)

Store closing costs .......................................................      (1,500)                       (1,500)
                                                                               ---------       --------      ---------      --------
(Loss) from operations ....................................................      (1,235)        (4,667)        (2,010)      (12,250)

Other income ..............................................................          50            187            463           671

Interest expense ..........................................................      (1,520)        (1,929)        (4,870)       (4,254)
                                                                               ---------       --------      ---------      --------
(Loss) before provision (benefit) for income taxes and
   extraordinary gain on early extinguishment of debt .....................      (2,705)        (6,409)        (6,417)      (15,833)

Provision (benefit) for income taxes                                                             1,771                       (2,000)
                                                                               ---------       --------       --------      --------

(Loss) before extraordinary gain on
   early extinguishment of debt ............................................     (2,705)        (8,180)        (6,417)      (13,833)

Extraordinary gain on early extinguishment of debt .........................      7,688                         7,688
                                                                               ---------        -------       --------      --------

Net income (loss) ..........................................................     $4,983        ($8,180)        $1,271      ($13,833)
                                                                               =========        =======       ========      ========

(Loss) per common share before extraordinary
  gain on early extinguishment of debt ......................................    ($0.37)        ($1.12)        ($0.88)      ($ 1.90)
Gain per common share
  on early extinguishment of debt ...........................................      1.05                          1.05
                                                                               --------        --------       --------      --------

Net income (loss) per common share ...........................................   $ 0.68       ($ 1.12)          $0.17       ($ 1.90)
                                                                               ========        ========       ========      ========

Common shares outstanding .................................................... 7,284,049     7,265,698         7,284,049   7,265,698
                                                                               =========     ==========       ==========   =========

See accompanying notes.



                                                                TOPS APPLIANCE CITY, INC
                                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                   (Dollars in thousands)
                                                                         (Unaudited)


                                                                       For the Nine Months Ended
                                                                    September 30, 1997     September 24, 1996

                                                                    -----------------    -------------------
Cash flow from operating activities:
Net income (loss)                                                    $1,271               ($13,833)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:

           Depreciation and amortization                              3,614                  4,641

           Deferred rent                                             (1,372)                   330

           Gain on early extinguishment of debt                      (7,688)

           Write-off of fixed assets related to store closing         1,628

           Amortization of deferred income                                                     (73)

           Accounts receivable, net                                     421                    106

           Inventory                                                  4,295                  7,675

           Prepaid expenses and other current assets                    526                   (313)

           Accounts payable                                           1,958                 (4,457)

           Sales tax payable                                           (793)                (1,225)

           Accrued liabilities and income taxes payable              (2,302)                (2,138)

           Customer deposits                                           (358)                   508

           Deferred taxes                                                                     (236)

           Other assets                                                (741)                  (775)

          Other liabilities                                              92                    (48)
                                                                       -----                 ------

Net cash provided by (used in) operating activities                     551                 (9,838)

Cash flows from investing activities:

        Capital expenditures, net of disposals                         (594)                  (910)
                                                                       -----                 ------
Net cash (used in) investing activities                                (594)                  (910)

Cash flows from financing activities:

          Short-term borrowings                                       4,756                  3,649

          Cash overdrafts                                            (2,950)                 3,830

          Notes payable                                                (234)                  (504)

          Due to related parties                                       (587)                  (587)

          Proceeds from Employee Stock Purchase Plan                      5                     22
                                                                     ------                  ------
Net cash provided by financing activities                               990                   6,410

                                                                     ------                  ------
Increase (decrease) in cash and cash equivalents                        947                  (4,338)

Cash and cash equivalents, beginning of period                        2,147                   8,289

                                                                     ------                 -------
Cash and cash equivalents, end of period                             $3,094                  $3,951
                                                                     ======                 =======
See accompanying notes



                                 TOPS APPLIANCE CITY, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.
The accompanying  condensed consolidated financial statements (unaudited) should
be  read  in  conjunction  with  the  consolidated   financial   statements  and
disclosures included in the Company's 1996 Annual Report on Form 10-K.

The condensed consolidated financial statements (unaudited) have been prepared in accordance with generally accepted accounting principles and include all adjustments (consisting of normal recurring items) which management considers necessary to present fairly the financial position and results of operations of the Company for the three and nine months ended September 30, 1997 and September 24, 1996.

Included in accounts payable is a cash overdraft balance of $1,090,000 and $4,040,000 at September 30, 1997 and December 31, 1996, respectively.

The results for the interim periods presented may not be indicative of results for the full year.

Certain prior year amounts may have been reclassified to conform to current year presentation.

The Quarterly Report on Form 10-Q may contain forward-looking statements about the Company. Many factors may cause the Company's results to differ from those set forth in any forward looking statements made by the Company. Accordingly, there can be no assurances that any future results will be achieved.


NOTE2.
The Company purchases product protection plans on a non-recourse basis from a third party who performs the obligations of the Company under these plans through factory authorized service centers. The revenues and related costs associated with the sale of these product protection plans are as follows:



                                                     Three Months Ended                Nine Months Ended
                                                  ---------------------------    --------------------------
                                                  9/30/97          9/24/96       9/30/97            9/24/96
                                                ----------         -----------   ---------          ----------
Revenues                                        $3,531,000         $3,233,000    $10,348,000        $10,110,000
Costs                                           $1,474,000         $1,389,000    $ 4,391,000        $ 4,289,000


NOTE 3.
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." The statement is effective for financial statements for periods ending after December 15, 1997, and changes the method in which earnings per share will be determined. Adoption of this statement by the Company will not have a material impact on earnings per share.

NOTE  4.

FASB Statement No. 109, "Accounting for Income Taxes" requires recognition of deferred income taxes using the liability method, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to affect the tax return. Deferred tax assets and liabilities are adjusted for tax rate changes. The components of net deferred taxes at September 30, 1997 were:

Current deferred tax assets:
    Compensation not currently deductible ...............    $   87,000
    Inventory ...........................................       346,000
    Accrued liabilities .................................       152,000
    Other ...............................................       910,000
    Valuation allowance .................................    (1,252,000)

                                                            -----------
    Total current deferred tax assets ...................       243,000

Current deferred tax liabilities:
    Vendor allowances ...................................     1,691,000
    Other ...............................................       289,000

                                                            -----------
    Total current deferred tax liabilities ..............     1,980,000

    Net current deferred tax liabilities   ..............   $ 1,737,000
                                                            ===========
Non-current deferred tax assets:
    Federal and state loss carryforwards ................   $ 7,125,000
    Alternative minimum tax and jobs credit carryforwards       593,000
    Rent ................................................       259,000
    Depreciation ........................................     2,347,000
    Warranty ............................................       378,000
    Valuation allowance .................................    (8,960,000)

                                                            -----------
    Total non-current deferred tax assets ...............     1,742,000

    Non-current deferred tax liabilities - other ........         5,000

                                                            -----------

    Net non-current deferred tax assets .................   $ 1,737,000
                                                            ===========

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

Results of Operations

     The following table sets forth certain items in the Company's Condensed Consolidated Statements of Operations expressed as a percentage of net sales and service revenues:



                                                  Percentage of Net Sales and Service Revenues
                                                  Three Months Ended            Nine Months Ended
                                                  9/30/97    9/24/96            9/30/97    9/24/96
                                                 ---------  ----------         ---------   --------
Net sales and service revenues .................   100.0 %  100.0 %             100.0      100.0 %
Cost of sales ..................................    78.2     79.8                77.9       78.7
                                                   -----    -----                ----      -----
Gross profit ...................................    21.8     20.2                22.1       21.3

Selling, general and administrative expenses ...    21.5     26.4                22.3       26.7
                                                   -----     ----                ----      -----
Income (loss)  from operations before
closing costs .................................      0.3     (6.2)               (0.2)     (5.4)

Store closing costs                                 (2.0)                        (0.7)
                                                   -----     ----                -----     -----
(Loss) from operations .........................    (1.7)    (6.2)               (0.9)     (5.4)

Other income ...................................     0.1      0.2                 0.2       0.3

Interest expense ...............................    (2.0)    (2.5)               (2.2)     (1.9)
                                                   -----     ----                 ----     -----
(Loss) before provision (benefit) for income
 taxes and extraordinary gain on early
 extinguishment of debt ........................    (3.6)    (8.5)               (2.9)     (7.0)

Provision (benefit) for income taxes                          2.3                           (0.9)
                                                   -----     ----                 ----     -----
(Loss) before extraordinary gain on early
  extinguishment of debt .......................    (3.6)   (10.8)               (2.9)     (6.1)

Extraordinary gain on early extinguishment
 of debt .......................................    10.3                          3.5
                                                   -----     -----                ----      -----
Net income (loss) ..............................     6.7 %  (10.8)%               0.6 %     (6.1)%
                                                   =====      ====                ====      =====


Three Months Ended September 30, 1997 Compared to the Three Months Ended September 24, 1996.

     Net sales and service revenues for the three months ended September 30, 1997 decreased 1.9% to $74,396,000 from $75,804,000 for the three months ended September 24, 1996. This decrease is attributable to the highly competitive and continuing slow retail environment in the Northeast. The lack of new products in the market, high consumer debt levels and retail price deflation in selected categories also contributed to the decrease. Total comparable store sales decreased 1.4% for the period compared to a decrease of 37.3% for the same period last year. Sales from the commercial division decreased 5.0% or $445,000.

     Gross revenues from the sale of product protection plans for the three months ended September 30, 1997 increased 9.2% to $3,531,000 from $3,233,000 for the three months ended September 24, 1996. Incremental costs related to these sales totaled $1,474,000 and $1,389,000 respectively, for the comparable periods.

     Continuing the trend reported in the first and second quarters of 1997, gross profit as a percentage of net sales and service revenues for the three months ended September 30, 1997 increased to 21.8% from 20.2% last year. This increase was due in part to the company's focus on higher margin merchandise and product protection plans. Gross margins in the commercial sales division increased to 9.5% from 9.2% for the comparable period. Gross margins in the commercial sales division tend to be lower than gross margins on retail sales.

     Selling, general and administrative expenses for the three months ended September 30, 1997 decreased 20.1% to $15,970,000 from $19,979,000 for the three months ended September 24, 1996. This net decrease was achieved primarily by reducing payroll and related expenses, net advertising, reduced net variable selling expenses and other cost cutting measures. Selling, general and administrative expenses as a percentage of net sales and service revenues decreased to 21.5% from 26.4% for the comparable periods. This decrease was due to the reduced level of expenses.

     The Company's income from operations before store closing costs improved to $265,000 for the three months ended September 30, 1997 compared to a loss from operations of $4,667,000 for the three months ended September 24, 1996.

     During the quarter the Company announced the closing of the store located in Westbury, NY effective October 1997. The store's marginal operating performance was exacerbated by the cost of advertising for the single location. The Company provided a $1,500,000 reserve during the quarter for costs associated with the store closing. The Company is not contemplating the closing of any additional stores.

     Interest expense decreased to $1,520,000 from $1,929,000 for the comparable periods. During the third quarter of last year, the Company wrote-off $630,000 of capitalized loan fees associated with the company's previous revolving credit facility which was replaced in October 1996 with a new revolving credit facility with more favorable terms to the Company. Higher average borrowings and related interest expense on the revolving credit facility during the current quarter partially offset the write-off of capitalized loan fees from last year.

     During the quarter the Company recorded an extraordinary gain of $7,688,000 ($1.05 per share) on early extinguishment of debt relating to the retirement of $15,375,000 6.5% convertible debentures due in 2003. A new debenture was issued for 50% of the original face value of the tendered debentures at the same 6.5% coupon rate with a conversion price of $1.75 per share of Tops stock. The conversion to stock can not take place prior to February 1999. This debt restructuring resulted in an immediate reduction of long-term debt by $7,688,000 and will reduce interest expense related to the debentures by $500,000 annually.

    The Company did not record an income tax provision for the three months ended September 30, 1997 compared to an income tax provision of $1,771,000 for the three months ended September 24, 1996.

     The Company's net loss before extraordinary gain on early extinguishment of debt for the three months ended September 30, 1997 was $2,705,000 ($.37 per share) compared to a net loss of $8,180,000 ($1.12 per share) for the three months ended September 24, 1996.

     The Company's net income after extraordinary gain on early extinguishment of debt for the three months ended September 30, 1997 was $4,983,000 ($.68 per share) compared to a net loss of $8,180,000 ($1.12 per share) for the three months ended September 24, 1996.

     The Quarterly Report on Form 10-Q may contain forward-looking statements about the Company. Many factors may cause the Company's results to differ from those set forth in any forward looking statements made by the Company.
Accordingly, there can be no assurances that any future results will be achieved.

Nine Months Ended September 30, 1997 Compared to the Nine Months Ended September 24, 1996.

     Net sales and service revenues for the nine months ended September 30, 1997 decreased 4.1% to $217,222,000 from $226,398,000 for the nine months ended September 24, 1996. This decrease is attributable to the highly competitive and continuing slow retail environment in the Northeast. The lack of new products in the market, high consumer debt levels and retail price deflation in selected categories also contributed to the decrease. Total comparable store sales decreased 4.0% for the period compared to a decrease of 30.4% for the same period last year.

     Gross revenues from the sale of product protection plans for the nine months ended September 30, 1997 increased 2.4% to $10,348,000 from $10,110,000 for the nine months ended September 24, 1996. Incremental costs related to these sales totaled $4,391,000 and $4,289,000 respectively, for the comparable periods.

     Gross profit as a percentage of net sales and service revenues for the nine months ended September 30, 1997 increased to 22.1% from 21.3% last year. This increase was due in part to the company's focus on higher margin merchandise and product protection plans. Gross margins in the commercial sales division increased to 9.7% from 9.4% for the comparable periods. Gross margins in the commercial sales division tend to be lower than gross margins on retail sales.

     Selling, general and administrative expenses for the nine months ended September 30, 1997 decreased 20.0% to $48,468,000 from $60,567,000 for the nine months ended September 24, 1996. This net decrease was achieved primarily by reducing payroll and related expenses, net advertising, reduced net variable selling expenses and other cost cutting measures. Selling, general and administrative expenses as a percentage of net sales and service revenues decreased to 22.3% from 26.7% for the comparable periods. This decrease was due to the reduced level of expenses.

     Interest expense increased to $4,870,000 from $4,254,000 for the comparable periods. This increase is the result of higher average borrowings during 1997 partially offset by the write-off of $630,000 of capitalized loan fees associated with the company's previous revolving credit facility which was replaced in October 1996 with a new revolving credit facility with more favorable terms to the Company.

     During the nine months ended September 30, 1997 the Company recorded an extraordinary gain of $7,688,000 ($1.05 per share) on early extinguishment of debt relating to the retirement of $15,375,000 6.5% convertible debentures due in 2003. A new debenture was issued for 50% of the original face value of the tendered debentures at the same 6.5% coupon rate with a conversion price of $1.75 per share of Tops stock. The conversion to stock can not take place prior to February 1999. This debt restructuring resulted in an immediate reduction of long-term debt by $7,688,000 and will reduce interest expense related to the debentures by $500,000 annually.

     The Company did not record an income tax provision for the nine months ended September 30, 1997 compared to an income tax benefit of $2,000,000 for the nine months ended September 24, 1996.

     The Company's net loss before extraordinary gain on early extinguishment of debt for the nine months ended September 30, 1997 was $6,417,000 ($.88 per share) compared to a net loss of $13,833,000 ($1.90 per share) for the nine months ended September 24, 1996.

     The Company's net income after extraordinary gain on early extinguishment of debt for the nine months ended September 30, 1997 was $1,271,000 ($.17 per share) compared to a net loss of $13,833,000 ($1.90 per share) for the nine months ended September 24, 1996.

     The Quarterly Report on Form 10-Q may contain forward-looking statements about the Company. Many factors may cause the Company's results to differ from those set forth in any forward looking statements made by the Company.
Accordingly, there can be no assurances that any future results will be achieved.

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

Liquidity and Capital Resources

     In the past, the Company has relied primarily upon net cash from operations, a revolving credit facility with institutional lenders and inventory floor plan financing to finance its operations and growth. At September 30, 1997, the Company had working capital of $11,916,000, which represented a decrease of $2,869,000 from December 31, 1996. During the nine months ended September 30, 1997, the Company incurred net capital expenditures of $594,000, decreased inventories by $4,295,000, increased short-term borrowing by
$4,756,000 and increased trade payables by $1,958,000. The outstanding borrowings under the current credit facility was $26,660,000 at September 30, 1997.

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

     The Company believes that its borrowings under available credit facilities, short-term trade credit from vendors and inventory floor plan arrangements, combined with the impact on operating results of the cost reductions already implemented and the continued leveling off of comparable same store sales declines will be sufficient to fund the Company's operations and anticipated capital expenditures, excluding new stores, of approximately $1 million. No assurance can be given that such cost reductions will produce the desired result.

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

                 Not applicable


ITEM 5.          Other Information

                 Not applicable

ITEM 6.          Exhibits and Reports on Form 8-K

Report on Form 8-K  reporting  Item 5, dated August 20,  1997,  filed August 26,
1997.

Report on Form 8-K reporting Item 4, dated August 28, 1997, filed September 4, 1997.

Report on Form 8-K reporting Item 5, dated September 1, 1997, filed September 4, 1997.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:

                                                    TOPS APPLIANCE CITY, INC.

                                                BY: /s/ Thomas L. Zambelli
                                                    --------------------------
                                                    Thomas L. Zambelli
                                                    Senior Vice President and
                                                    Chief Financial Officer