Form 10-K
period 1997-12-30
TOPS APPLIANCE CITY INC
filed 1998-03-30
CIK 888470

SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549

                                         FORM 10-K
                                       ANNUAL REPORT

                          Pursuant to Section 13 or 15(d) of
                          the Securities Exchange Act of 1934

                       For the fiscal year ended December 30, 1997
                                 Commission File No. 0-20498

                                   TOPS APPLIANCE CITY, INC.
                   (Exact name of registrant as specified in its charter)

New Jersey                                                22-3174554
(State of Incorporation)                            (I.R.S. Employer ID No.)

45 Brunswick Avenue, Edison, NJ                             08818
(Address of principal executive                            (Zip Code)
 offices)

Registrant's phone number, including area code:   (732) 248-2850
Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:Common Stock, No Par Value


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The aggregate market value of Common Stock held by non-affiliates based upon the average price of such stock as quoted on NASDAQ for March 27, 1998, and
reported by the  National  Quotation  Bureau,  Inc. was 5,112,006.   Shares of
Common Stock held by each officer and director, and each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.

        Registrant's Common Stock (no par value) outstanding at March 27, 1998, was 7,294,901 shares.


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not, to the best of the Registrant's knowledge, be contained in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___


                                                Total Number of Pages: 103
                                                Exhibit List:  Page 21

Documents Incorporated by Reference:  (a) Proxy Statement for
                                          1998 Annual Meeting

                                     TABLE OF CONTENTS



              ITEM                                                         PAGE

1.              Business.................................................... 1

2.              Properties..................................................10

3.              Legal Proceedings...........................................10

4.              Submission of Matters to a Vote of Security Holders.........10

5.              Market for the Registrant's Common Stock and Related
                Stockholder Matters.........................................11

6.              Selected Financial Data.....................................12

7.              Management's Discussion and Analysis of
                Financial Condition and Results of Operations...............13

8.              Financial Statements and Supplementary Data.................18

9.              Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.........................18

10.             Directors and Executive Officers of the Registrant..........19

11.             Executive Compensation......................................19

12.             Security Ownership of Certain Beneficial Ownership
                and Management..............................................19

13.             Certain Relationships and Related Transactions..............19

14.             Exhibits, Financial Statement Schedule
                and Reports on Form 8-K.....................................20

                                        PART I

ITEM 1.  Business

General

     Tops Appliance City, Inc. ("Tops" or the "Company") is a leading retailer of home appliances and consumer electronics in New Jersey and New York, serving a customer base within the Greater New York Metropolitan Area. The Company operates seven retail megastores, ranging in size from 43,000 to 120,000 square feet, in heavily populated locations in New Jersey and New York. The Company also operates a commercial division, selling to small independent retailers, builders and landlords, corporate buying groups, major corporations and municipalities, which accounted for approximately 9.2% and 10.9% of its net sales and service revenues in fiscal 1997 and fiscal 1996.

     Tops' stores display a broad selection of high quality, nationally recognized brand names in each of its product categories. The Company's primary products include major appliances, such as refrigerators, washers and dryers, electronics including televisions, VCRs, camcorders, room air conditioners, consumer electronics, home and car audio equipment, home office products, small electronic appliances, and other related products such as vacuum cleaners, seasonal goods, housewares, related accessories and extended service plans. The Company maintains a knowledgeable, well- trained sales force which builds and reinforces customer confidence in Tops' value-driven merchandising strategy. As part of that strategy, the Company offers a number of customer services, such as home delivery and removal of old appliances. Tops emphasizes competitive pricing in its advertising and guarantees the lowest price on its products through a 45 day, best price guarantee.

     The Company has experienced comparable store sales declines of 3.6% and 26.4% for 1997 and 1996. These declines were mostly attributable to the continuing weak retail environment in the appliance and electronic industry and increased competition. This competitive environment has put pressure on gross margins as retailers focus on maintaining market share. In addition, the recent demand for consumer electronics has decreased due to the lack of new products brought to market. Research also indicates that high consumer debt levels have also reduced consumer spending on nonessential items. The fiscal periods ending December 30, 1997 and December 31, 1996 were also severely impacted by the unseasonably cooler weather in the northeast during the summer months which affected sales of room air conditioners. Substantial price deflation in Video and Home Office products also contributed to the sales dollar decline.

     During 1997, the Company expanded the Kitchen Place to three stores and introduced the Dial-A-Mattress leased department to six stores. The Company also opened four seasonal room air conditioner outlets in Manhattan during the summer months. The Company has been pleased with the results from these three concepts.

     The Company continues to put forward several initiatives to offset the impact on operating results of the declining sales. Payroll and payroll related expenses have been reduced as well as many other operating expenses including net advertising, credit card processing, occupancy and corporate overhead. The Company instituted a 45 day, best price guarantee during the fourth quarter of 1995. It appears to have been widely accepted by our customers and recent trends indicate a leveling off of same store sales declines.

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

     Advertising. The Company utilizes an advertising strategy that stresses the offering of nationally recognized brands at significant savings. The Company generally advertises weekly in 8 to 14 regional and local newspapers, and supplements this with television, radio and billboard advertising. In addition, Tops operates a direct mail program to approximately 310,000 Tops charge card customers. The Company also uses a variety of promotional sales and sales events to increase traffic in its stores.

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



     CATEGORY              PRODUCTS                     PRINCIPAL BRAND NAMES

Major Appliances       Refrigerators,             Amana, Admiral, Frigidaire, General
                       Dishwashers,               Electric, Hotpoint, Jenn-Air,
                       Washers/Dryers             KitchenAid, Magic Chef, Maytag, Roper,
                                                  Sub Zero, Viking, Westinghouse, Whirlpool

Televisions                                       Daewoo, Hitachi, JVC, Panasonic, Proscan,
                                                  Quasar, RCA, Samsung,Sharp, Quasar, Sony,
                                                  Zenith

Video                  VCRs,DVD                   Hitachi, JVC, Panasonic,
                       Camcorders                 RCA, Samsung, Sony, Zenith

Ranges/
Microwaves             Ranges,                    General Electric, Jenn-Air,
                       Cooktops,                  Magic Chef, Panasonic, Sharp,
                       Range Hoods,               Tappan, Thermador, Viking,
                       Microwaves                 Whirlpool



Air Conditioners                                  Carrier, Emerson, Fedders, Friedrich,
                                                  General Electric, Samsung, Whirlpool,
                                                  Quasar

Audio                  Stereo Systems,            Aiwa, Bose, Infinity,
                       Components and             JBL, JVC, Kenwood, Onkyo, Pioneer,
                       Speakers                   RCA, Sony ES, Technics, Yamaha

Electronics            Cameras, Walkman           AT&T, Alpine, Blaupunkt, Canon,
                       Radar Detectors,           General Electric, Hitachi, JVC,
                       Portable Radios,           Kenwood, Magnavox, Minolta,
                       Audio and Car              Olympus, Panasonic, RCA, Sony,
                       Alarms, Telephones,        Yashica,
                       Cellular Phones

Home Office            Computers,                 Brother, Canon,
Products               Printers, Fax              Compaq, Epson, Hewlett Packard,
                       Machines,                  IBM, Lexmark, Sharp, Packard Bell
                       Wordprocessors,
                       Typewriters,
                       Copiers

Vacuums,Seasonal       Vacuum Cleaners,           Black and Decker, Braun,
Items/Housewares       Humidifiers,               Cuisinart, Eureka,
                       Fans,                      General Electric, Hoover,
                       Space Heaters,             Krups, Sanyo, Sharp, Sunbeam,
                       Small Electrical           Thermos, Weber, Westinghouse
                       Appliances
                       (coffee makers,
                       blenders, etc.),
                       Barbecue Grills


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

                                               Percent of Total Sales
Product Category                               1995    1996    1997

Major Appliances (Refrigerators,
  Washers, Dryers)........................     20.5%   21.4%    20.8%
Ranges/Microwaves/Dishwashers.............     12.4    13.4     13.5
Air Conditioners..........................     12.0     7.2     10.2
Vacuums/Seasonal Items/Housewares.........      5.0     5.3      4.7
                                               ----   -----    -----
   Subtotal...............................     49.9    47.3     49.2

Televisions...............................     14.4    14.7     14.6
Video/Projection Televisions..............     10.8    11.2     11.3
Audio.....................................      7.3     6.9      6.5
Home Office and Other
  Consumer Electronics....................     13.2    15.6     13.8
                                               ----   -----    -----
   Subtotal...............................     45.7    48.4     46.2

Extended Service Plans and
  Miscellaneous Income....................      4.4     4.3      4.6
                                              -----   -----    -----
                                              100.0%  100.0%   100.0%

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

Purchasing

                The Company offers a broad range of name brands within each product category at all price points, with a greater inventory depth at the middle to higher price level than most retailers. Because Tops purchases complete product lines in large volumes, with an emphasis on middle to higher priced models, the Company is able to obtain quality products at competitive prices and discretionary advertising subsidies from vendors to promote the sale of their products. Although certain vendors are significant to the Company's business because of their name recognition, the Company does not believe that its business is dependent upon any one vendor or particular group of vendors.
In fiscal 1997, four vendors each accounted for more than 10% of the Company's purchases. Tops purchases over 80% of its products from the 15 vendors shown in the following chart.

                             Top 15 Vendors

   Aiwa                    G.E. / Hot Point              Sharp
   Carrier                 Hitachi                       Sony
   Compaq                  JVC                           Thomson / RCA
   Fedders                 Maytag / Magic Chef           Whirlpool / Kitchen Aid
   Frigidaire              Panasonic                     Zenith


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


Advertising

                The Company uses a "price and item" approach in its advertising, stressing the offering of nationally recognized brands at significant savings. The emphasis of the Company's advertising is to stress the Company's low prices as well as its customer service features, such as home delivery, disposal of old appliances and removal of cartons and packaging. Advertisements are placed in 8 to 14 regional newspapers weekly and on television, radio and billboards. The Company also uses a circular program showing a broader selection of advertised products. Advertisements are complemented by in-store signage highlighting brand-name products and values. The Company's advertising strategy includes a series of special events, and private sales throughout the year to generate traffic and to maintain a sense of shopping excitement. Tops also employs a monthly direct mailing to its credit card holders and to other selected groups.

                Tops employs a five-person staff to coordinate its advertising and develop promotional strategies. Certain manufacturers provide the Company with various discretionary funding subsidies to promote the sale of their products.

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

                Since 1987, when the Company initiated its own proprietary credit card, the Company has increased the number of its credit card accounts to in excess of 310,000. As of December 30, 1997, approximately 30% of Tops' credit card holders had outstanding balances. The Company has made a significant investment in its credit card program since Tops credit card holders generally constitute its most loyal and active customers. As part of its growth strategy, the Company intends to increase the number of Tops credit card holders while maintaining existing credit standards. No assurances can be given that the Company will be able to accomplish this goal. In addition, the Company believes that its credit card is a particularly productive tool for targeted marketing and presents an excellent opportunity to analyze and better understand its customers' shopping patterns and trends.

                Purchases made with a Tops credit card involve lower costs to the Company than other credit cards, with no greater risk to the Company. The following table summarizes the percentage of total retail sales generated by type of payment for the fiscal years 1995, 1996 and 1997.

                                                1995    1996     1997

          Tops Credit Card...................   25.3%   25.4%    24.8%
          Visa, MasterCard, American
            Express, Discover................   50.3%   48.3%    47.6%
          Cash, Check, Debit Card, Other.....   24.4%   26.3%    27.6%


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

Warehousing and Distribution

                The Company operates a 350,000 square foot warehouse and distribution center at its Edison, New Jersey headquarters, from which it serves all seven of its stores. The center has three subdivisions, devoted to receiving, storage and home delivery, respectively. The Company believes this facility has the capacity to service existing stores and commercial operations and at least 3 additional stores. The facility is leased from the Company's former Chairman, who remains a principal shareholder. See Item 13 - Certain Relationships and Related Transactions.

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


Commercial Sales Division

                The Company operates a commercial sales division which accounted for approximately 9.2% and 10.9% of the Company's net sales and service revenues in fiscal 1997 and 1996. The commercial operations are made up of five categories: (i) sales to small independent retailers; (ii) telemarketing sales through several corporate benefit buying clubs in which the Company participates; (iii) sales to builders and landlords; (iv) sales to major corporations for their various gift and incentive programs, and (v) sales to exporters. These sales are generally made at lower gross margins than the Company's retail sales, but are made with less operating expense to the Company.

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

Year 2000 Compliance

     The Company continues to assess the impact of the Year 2000 on its systems and operations. The Year 2000 issue exists because many computer applications currently use two-digit date fields to designate a year. As the century date occurs, date sensitive systems may not properly recognize and process the year 2000. During fiscal 1997, the Company has utilized its existing management information systems and applications personnel to evaluate systems Year 2000 issues, and expects to continue to utilize internal resources during fiscal 1998 and 1999.

Expansion Strategy

     The Company continues to evaluate expansion plans in existing markets within the Greater New York Metropolitan Area. The Company has plans for an eighth store in Brooklyn, New York, which it intends to open in 1998. The
Company has also announced its intention to open a ninth store in 1998. The availability of financial resources may limit the Company's expansion plans, and no assurances can be given that the Company will expand.

                In evaluating store locations, the Company considers a number of criteria, including proximity to its existing stores and the size, strength and merchandising philosophy of potential competitors. In selecting a site, the Company searches for buildings which are between 35,000 - 60,000 square feet with ample customer parking areas to support high sales volumes. The Company also considers local demographics, traffic patterns and overall retail activity. Although the Company seeks locations that are conveniently reached and highly visible from major highways, the stores need not be located in the most important retail location in the particular market.

In October 1997, the company closed its store located in Westbury, New York. The store's marginal performance was severely exacerbated by the costs to advertise for this single location. The Company is not contemplating the closing of any additional stores.

Competitors

                The Company operates in a highly competitive marketplace. The Company faces competition for customers from traditional department stores, discount stores, warehouse clubs and other specialty retailers. Some of these competitors are units of large national or regional chains that may have greater financial and other resources than the Company. Circuit City, a national retailer of consumers electronics, music and appliances, entered the New
Jersey/New York marketplace during 1997. Although most of the Company's competitors have more stores than the Company, the stores are generally smaller and the Company believes that they produce lower sales than the Company on a per store basis.

                Competition within the Company's industry is based upon breadth of product selection, product quality, customer service and price. The Company believes that it is comparable with or superior to all of its competitors in each of these categories.

Employees

                As of December 30, 1997, the Company had approximately 732 full time and 325 part-time employees. The Company also employs additional part-time salespersons and cashiers during peak periods. None of the Company's employees are represented by a labor union. The Company believes that relationships with its employees are good.

Service Marks

                The service mark TOPS and a Tops logo used in the Company's print advertising, have been registered by the Company in the U.S. Patent and Trademark Office. The Company believes that these marks have acquired substantial goodwill and reputation and broad consumer recognition as marks of the Company within its market area and that their continued use is important to the development of its business.

Reorganization

     The Company was reorganized (the "Reorganization") in August, 1992 as two New Jersey corporations in connection with the Company's initial public offering. Prior to that, the Company had operated as a Delaware Limited
Partnership ("Tops LP"). The limited partners of Tops LP contributed their partnership interest and shares, respectively, to a newly formed corporation in exchange for that corporation's common stock. This corporation changed its name to Tops Appliance City, Inc. and became the sole shareholder of the former corporate general partner, which owned all of the Company's assets and traded as Tops Appliance City, Inc. In March, 1993, these two corporations were merged, and the successor is Tops Appliance City, Inc. In 1995, the Company formed two subsidiaries in connection with a mortgage loan on its Queens, New York property. During 1997, one subsidiary was sold in connection with the sale and leaseback of the property. All references in this report to Tops or the Company refer to the prior limited partnership or the corporate entities on a consolidated basis, where appropriate.

ITEM 2.  Properties

                The Company operates seven stores in heavily populated areas in New Jersey and New York, all of which are leased by the Company. The Company's Edison store and its office and distribution center, also located in Edison, are leased from the Company's former Chairman. See "Item 13. Certain Relationships and Related Transactions." The Company purchased land and a building for its newest store in Queens, New York, which the Company opened in August 1994. During 1997, the company completed a sale and leaseback transaction for the Queens location. The store leases, including all options to renew, expire between 2010 and 2042. The following chart sets forth certain information regarding the store leases. The Company also has an option to purchase property in Brooklyn, New York for an eighth store.

                               Date         Approximate     Approximate
Location                      Opened       Sq. Footage(1)  Selling Space(2)

Edison, NJ.............    June, 1979         45,059             33,940
Secaucus, NJ...........    December, 1986    120,360             44,928
East Hanover, NJ.......    April, 1989        65,600             38,407
Lakewood, NJ...........    May, 1990          50,500             31,200
Westchester County, NY.    October, 1992      63,935             48,935
Union, NJ..............    November, 1993     54,920             44,320
Queens, NY.............    August, 1994       77,000             43,826





(1)  Includes mezzanine area.

(2) Selling space is total square footage less the Company's estimate of store space not used for selling merchandise.


ITEM 3.  Legal Proceedings

                The Company is not a party to any material legal proceedings.



ITEM 4.  Submission of Matters to a Vote of Security Holders

                The Company did not submit any matters to a vote of security holders in the fourth quarter of 1997.


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

                                                       Prices
                                                 High           Low

Year Ended December 30, 1997
        First Quarter.................           1 5/8          13/16
        Second Quarter................           1 9/32          3/4
        Third Quarter.................           1 19/32        15/16
        Fourth Quarter................           1 7/16          1


Year Ended December 31, 1996
        First Quarter.................           3 1/4          2 1/4
        Second Quarter................           2 7/8          1 3/4
        Third Quarter.................           2 1/8            7/8
        Fourth Quarter................           2              1

                On March 27, 1998, the closing sale price of the Common Stock as reported on the NASDAQ National Market System was [$1.00] per share. On December 30, 1997, there were approximately 582 holders of record of the Company's Common Stock.

                The Company has never paid any cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. Any decision made by the Company to declare dividends in the future will depend upon the Company's future earnings, capital requirements, financial condition and other factors deemed relevant by its Board of Directors.



ITEM 6.  Selected Financial Data

                Selected financial data is set forth below as of and for the years ended December 28, 1993, December 27, 1994, December 26, 1995, December 31, 1996 and December 30, 1997. The selected financial data should be read in conjunction with the financial statements, related notes and other information included herein and "Management's Discussion and Analysis of Results of Operations and Financial Condition."




                                   Year Ended     Year Ended       Year Ended      Year Ended      Year Ended
Statement of Operating Data:        12/28/93       12/27/94         12/26/95        12/31/96        12/31/97
                                   __________     __________       _________       __________      __________

Net sales and service revenues.. $  411,947       $  462,494          $  422,197       $317,437      $293,924
Cost of sales...................    312,392          350,881             324,079        250,117       229,073
                                  ---------        ---------           ---------       --------      --------
Gross profit....................     99,555          111,613              98,118         67,320        64,851
Selling, general and adminis-
  trative expenses..............     90,328          107,317              96,859         82,461        65,712
                                  ---------        ---------           ---------       --------      --------

Income (loss) from operations..      9,227            4,296               1,259        (15,141)         (861)
Interest Expense................      1,451            3,934               4,478          6,240        6,264
                                  ---------        ---------           ---------       --------      --------
Income (loss) before
  income taxes and extraordinary
  item                                7,776              362              (3,219)       (21,381)       (7,125)
Provision (benefit) for
  income taxes..................      3,111              145              (1,288)        (2,000)          ---
                                  ---------        ---------           ---------       --------      --------
Income (loss) before
  extraordinary item ...........  $   4,665         $    217          $   (1,931)      ($19,381)     $ (7,125)
Extraordinary item-gain
  on debt extinguishment........                                                                        8,482
                                  ---------        ---------           ---------      ---------      ---------
Net income (loss) ..............  $   4,665         $    217          $   (1,931)      ($19,381)     $  1,357
                                  ---------        ---------           ---------      ---------      ---------
                                  ---------        ---------           ---------      ---------      ---------
Income (loss) per common share
  before extraordinary item.....  $    0.65         $   0.03          $    (0.27)     $   (2.66)     $ (0.98)
Gain per common share on
  extraordinary item............                                                                        1.16
                                  ---------        ---------           ---------      ----------     ---------
                                  ---------        ---------           ---------      ----------     ---------
Net income (loss) per
  common share..................       0.65             0.03               (0.27)         (2.66)       (0.18)
                                  ---------        ---------           ---------      ----------     ---------
                                  ---------        ---------           ---------      ----------     ---------
Weighted Average Common
  Shares Outstanding............  7,200,042        7,252,990           7,277,229      7,277.229      7,294,901
                                  ---------        ---------           ---------      ---------      ---------
                                  ---------        ---------           ---------      ---------      ---------




                                              Year          Year          Year         Year           Year
                                              Ended         Ended         Ended        Ended          Ended
                                              Dec. 28,      Dec. 27,      Dec. 26,     Dec. 31,       Dec. 30,
                                              1993          1994          1995         1996           1997
                                                                     (dollars in thousands)


Operating Data (at period end) (unaudited):
Number of stores open .....................           7             8             8             8             7
Inventory turns ...........................        5.5x          5.7x          5.4x          4.3x          4.2x
Square feet of retail selling space .......     288,206       332,032       332,032       332,032       285,556
Average retail sales per store open
 entire year ..............................   $  64,615     $  56,456     $  47,010     $  34,777     $  33,931
Percentage increase (decrease) in
 comparable store sales ...................        (3.6)%       (14.1%)       (20.1%)       (26.4%)        (3.6%)
Retail sales per weighted average
 square foot of selling space .............   $   1,637     $   1,377     $   1,133     $     842     $     832

Balance Sheet Data:
Inventory .................................   $  61,934     $  61,289     $  59,847     $  56,184     $  53,895
Working Capital ...........................      35,909        25,132        32,112        14,785        17,004
Total Assets ..............................     127,422       121,076       113,552       101,020        78,110
Long-term debt, net of current
  portion .................................      41,611        40,689        49,201        48,944        30,993
Other long-term liabilities ...............       5,410         5,110         4,512         3,933         2,559
Shareholders' Equity ......................      21,517        21,952        20,099           750         2,118





ITEM 7.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations

Results of Operations

Year ended December 30, 1997 Compared to the Year Ended December 31, 1996.

        Net sales and service revenues for 1997 decreased 7.4% to $293,924,000 from $317,437,000 for 1996. Net sales and service revenues for 1997 included 52 weeks versus 53 weeks in 1996. 1997 also included only 10 months of sales from the Westbury, Long Island store which the Company closed in October 1997. This decrease is also attributable to the highly competitive and continuing weak retail environment in the appliance and consumer electronics industry. The lack of new products in the market, high consumer debt levels, retail price deflation in selected categories and an unseasonably cooler summer which affected room air conditioner sales also contributed to the decrease. Total comparable store sales decreased 3.6% for the period compared to a decrease of 26.4% for the same period last year. Sales from the commercial division decreased 8.2% or $2,844,000.

        Gross revenues from the sale of product protection plans for 1997 increased 0.5% to $13,768,000 from $13,705,000 for 1996. Incremental costs related to these sales totaled $5,912,000 and $5,830,000 respectively, for the comparable periods. These product protection plans are non-cancelable.

        Gross margin as a percentage of net sales and service revenues for 1997 increased to 22.1% from 21.2% last year. This increase was due in part to the company's focus on higher margin merchandise and product protection plans. Gross margins in the commercial sales division increased to 9.7% from 9.1% for the comparable period. Gross margins in the commercial sales division tend to be lower than gross margins on retail sales.

        Selling, general and administrative expenses for 1997 decreased 20.3% to $65,712,000 from $82,461,000 for 1996. This net decrease was achieved primarily by reducing payroll and related expenses, net advertising, reduced net variable selling expenses and other cost cutting measures. Selling, general and administrative expenses as a percentage of net sales and service revenues decreased to 22.4% from 26.0% for the comparable periods. This decrease was due to the reduced level of expenses.

        Included in selling, general and administrative expenses is $1,500,000 of costs related to the closing of the Company's Westbury, Long Island store in October 1997. The marginal operating performance of this store was severely exacerbated by the costs to advertise for this single location. The Company's income from operations before store closing costs improved to $639,000 for 1997 compared to a loss from operations of $15,141,000 for 1996.

        Interest expense increased slightly to $6,264,000 from $6,240,000 for the comparable periods. This was caused by higher average borrowings and related interest expense on the revolving credit facility offset by lower interest on the 6-1/2% Convertible Subordinated Debentures during the year. 1996 included the write-off of $630,000 of capitalized loan fees relating to the Company's previous revolving credit facility.


        The Company did not record an income tax provision for 1997 compared to an income tax benefit at an effective rate of 9.4% or $2,000,000 for 1996.

        The  Company's  net  loss  before   extraordinary  items  for  1997  was
$7,125,000  ($0.98 per share)  compared to a net loss of $19,381,000  ($2.66 per share) for 1996.

        During 1997 the Company recorded extraordinary items totaling $8,482,000 relating to the exchange and repurchase of a portion of 6-1/2% Convertible Subordinated Debentures with a conversion price of $22.25 for $7,687,500 in New 6-1/2% Convertible Subordinated Debentures with a conversion price of $1.75. The Company also repurchased during the year $1,320,000 face value of the Original Debentures for a purchase price of $525,550.

        The Company's net income after the extraordinary gain on the early extinguishment of debt was $1,357,000 ($0.18 per share) compared to a net loss of $19,381,000 ($2.66) per share for 1996.



Year Ended December 31, 1996 Compared to the Year Ended December 26, 1995

     The Auditor's Report on the accompanying financial statements states that such financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a significant loss in 1996 which has significantly decreased its working capital and stockholders' equity. The auditors have stated in their report that this condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management believes that cost reductions already implemented combined with the leveling off of comparable store sales declines and a normal air conditioning selling season will reduce losses in the future, and along with the continuation of its current credit facility, will enable the Company to have sufficient cash flow to continue its operations.


        Net sales and service revenues for 1996 decreased $104,760,000 or 24.8% to $317,437,000 from $422,197,000. This decrease is attributable to the highly competitive and continuing slow retail environment in the Northeast. Room air conditioner sales declines, due to unseasonably cooler weather during the summer season, also contributed to the decrease. Room air conditioner sales in 1996 were approximately 54.2% less than in 1995. Total comparable store sales were 26.4% lower than last year. Substantial price deflation in Video and Home Office products also contributed to the decline. Sales in the commercial division decreased $10,599,000 or 23.5%.

        Gross revenues from the sale of product protection plans for 1996 decreased 35.9% to $13,705,000 from $21,368,000. Incremental costs related to these sales totaled $5,830,000 and $8,996,000 respectively, for the comparable periods. These product protection plans are non-cancelable.


        Gross profit for 1996 decreased $30,798,000 or 31.4%. The decrease is attributable to the decrease in merchandise sales and higher margined product protection plans resulting in a decrease in margins to 21.0% from 23.1% last year. This decrease was due in part to lower sales of higher margined room air conditioners due to the unseasonably cooler weather and gross margin pressure caused by the generally weak retailing environment in a highly promotional metro New York/New Jersey marketplace. Gross margins in the commercial sales division increased to 9.1% from 8.6% for the comparable periods. Gross margins in the commercial sales division tend to be lower than gross margins on retail sales.

        Selling, general and administrative expenses for 1996 decreased $14,398,000 or 14.9% to $82,461,000 from $96,859,000 for 1995. This net decrease was achieved primarily by reducing payroll and related expenses, net advertising, other cost-cutting measures, reduced costs associated with the Company's private label credit card program and reduced net variable selling expenses, partially offset by higher net delivery costs and data processing expenses. Selling, general and administrative expenses as a percentage of net sales and service revenues increased to 26.0% from 22.9% for the comparable periods. This increase was due to the decreased sales levels.

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

        The Company recorded a tax benefit at an effective rate of 9.4% or $2,000,000 in 1996 compared to a tax benefit at an effective rate of 40% or $1,288,000 in 1995. [See Note 10 of Financial Statements.]

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

     The Company experiences a build up of inventory and accounts payable during the first and second quarters due to the purchase of room air conditioners in anticipation of the May through August selling season and the third and fourth quarters in anticipation of the holiday season.

Liquidity and Capital Resources

     In the past, the Company has relied primarily upon net cash from operations, a revolving credit facility with institutional lenders, trade credit from vendors and inventory floor plan financing to fund its operations and growth.

     During 1993, the Company issued $40,000,000 Convertible Subordinated Debentures due 2003 at an annual interest rate of 6 1/2%. Interest is payable semi-annually. The net proceeds were used to fund new store openings, repay certain indebtedness and for general corporate purposes. On September 1, 1997, the Company exchanged $15,375,000 of the $40,000,000 original par value 6-1/2% Convertible Bonds due 2003 (the "Original Debentures" into $7,687,500 6-1/2% Convertible Subordinated Debentures due 2003 (the "New Debentures"). The New Debentures are convertible in shares of common stock of the Company (but not prior to February 1999) at a conversion price of $1.75. The New Debentures rank pari passu with the Original Debentures in respect to principal and interest.

     During the fourth quarter of 1997, the Company entered into a series of transactions for the repurchase of Original Debentures outstanding. The Company purchased $1,320,000 face value of the Original Debentures for a purchase price of $525,550.

     In July 1995, the Company obtained a $9,200,000 ten year loan secured by a mortgage on the Queens property. This mortgage had a fixed interest rate of 8.75%. On November 5, 1997, the Company entered into a sale and leaseback agreement relating to this property. The sales price was $14,500,000. Part of the proceeds of the sale were utilized to eliminate the outstanding mortgage. The Company simultaneously entered into a lease agreement for the property with an initial term expiring on October 31, 2022. The lease also contains two 10 year renewal options. This sale and leaseback transaction improved working capital by approximately $6.2 million.

     At December 30, 1997, the Company had working capital of $17.0 million, a increase of $2.2 million from December 31, 1996. This increase in working capital resulted primarily from the sale and leaseback of the Queens, New York property. The changes in working capital components during the year were an increase of $1.7 million in short-term borrowings, and decreases in inventory of $2.3 million, accounts payable of $3.1 million and accrued liabilities and taxes of $3.6 million.

     The Company increases its inventory levels during the first and second quarters of each year in anticipation of room air conditioner sales from May through August and during the third and fourth quarters in anticipation of the Christmas season. Short-term trade credit represents a significant source of financing for inventory. Trade credit arises from the willingness of the Company's vendors to grant extended payment terms for inventory purchases and is financed either by the vendor or by third-party floor planning sources. The Company currently utilizes three floor- planning companies which in the aggregate at any one time provide financing for approximately 20% of the Company's inventory purchases. Payment terms vary from 15 to 150 days, depending upon the inventory product. The Company typically grants the floor planning companies a security interest in those products financed together with the proceeds from the sales of such products. Due to the significant loss incurred by the Company during 1996, certain vendors have reduced the credit terms previously extended to the Company. In most cases, the Company was able to negotiate additional cash discounts relating to the reduced credit terms. Due to the Company's improved operating performance during 1997, many trade vendors have begun extending more favorable credit terms to the company.

                The Company has a $35 million secured revolving credit facility expiring October 28, 1999, which bears interest at the bank's base rate plus 1% or, for a portion of the loan, LIBOR plus 3%. All of the Company's unencumbered cash, equipment, inventory and accounts receivable are pledged as collateral for the new facility.

        The Company continues to evaluate expansion plans in existing markets within the Greater New York Metropolitan Area. During 1995, the Company obtained an option to purchase property which will be the site of the eighth store. It is expected to open in 1998. The Company has also announced plans to open a ninth store in 1998. The availability of financial resources may limit the Company's expansion plans, and no assurances can be given that the Company will expand.

                The Company believes that its borrowings under available credit facilities, short term trade credit from vendors and inventory floor plan arrangements combined with the impact on operating results of the cost reductions already implemented, the leveling off of comparable store sales declines and a normal room air conditioning selling season will be sufficient to fund the Company's operations and its anticipated capital expenditures, excluding new stores, of $1 million. No assurances can be given that such cost reductions will produce the desired result.

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

ITEM 8.  Financial Statements and Supplementary Data

                The financial statements and supplementary financial information required in this item are incorporated by reference from the Company's Annual Report.

                           Tops Appliance City, Inc.


                       Consolidated Financial Statements
                 As of December 30, 1997 And December 31, 1996
                                 Together With
                    Reports of Independent Public Accountants







                           TOPS APPLIANCE CITY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                F-1


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                F-2


FINANCIAL STATEMENTS:

Consolidated Balance Sheets                             F-3

Consolidated Statements of Operations                   F-4

Consolidated Statements of Shareholders' Equity         F-5

Consolidated Statements of Cash Flows                   F-6


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS              F-8

                               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders and Board of Directors of

        Tops Appliance City, Inc.:

     We have audited the accompanying consolidated balance sheet of Tops Appliance City, Inc. (the Company) as of December 30, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tops Appliance City, Inc. as of December 30, 1997 and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                    Arthur Andersen LLP


Roseland, New Jersey
February 18, 1998

                        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


Shareholders and Board of Directors of

Tops Appliance City, Inc.

     We have audited the accompanying consolidated balance sheet of Tops Appliance City, Inc. (the Company) as of December 31, 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tops Appliance City, Inc. at December 31, 1996 and the consolidated results of its operations and its cash flows in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as whole, presents fairly in all material respects the information set forth therein.

     The accompanying financial statements have been prepared assuming that Tops Appliance City, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred a significant loss in 1996, which has significantly decreased its working capital and shareholders' equity. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                 Ernst & Young LLP


MetroPark, New Jersey
April 15, 1997

TOPS APPLIANCE CITY, INC.

CONSOLIDATED BALANCE SHEETS -- DECEMBER 30, 1997 AND DECEMBER 31, 1996

(dollars in thousands)

          ASSETS                                     1997           1996
          ------                                    ------         -------

CURRENT ASSETS:
Cash and cash equivalents                        $  2,368        $  2,147
Accounts receivable, net of allowance for
  doubtful accounts of $303 and $268 in
  1997 and 1996, respectively                       1,101           1,355
Merchandise inventory                              53,895          56,184
Prepaid expenses and other current assets           2,080           2,492
                                                  -------        --------
        Total current assets                       59,444          62,178

PROPERTY, EQUIPMENT AND LEASEHOLD
  IMPROVEMENTS, NET                                13,196          31,858

DEFERRED TAXES                                      2,940           2,758

OTHER ASSETS                                        2,530           4,226
                                                  -------        --------
       Total assets                              $ 78,110       $ 101,020
                                                  -------        --------
                                                  -------        --------
          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
CURRENT LIABILITIES:
Short-term borrowings                            $  23,558      $  21,904
Current portion of long-term debt                     ---             247
Accounts payable                                     6,551          9,626
Accrued liabilities and taxes payable                5,115          8,748
Customer deposits                                    4,276          4,110
Deferred taxes                                       2,940          2,758
                                                  --------       --------
         Total current liabilities                  42,440         47,393

LONG-TERM DEBT, NET OF CURRENT PORTION              30,993         48,944

DEFERRED RENT                                        1,801          3,179

OTHER LIABILITIES                                      758            754

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, no par value, 20,000,000
  shares authorized; none issued or outstanding        ---           ---
Common stock, no par value, 30,000,000
  shares authorized; 7,294,901 and 7,277,229
  shares issued and outstanding in 1997 and 1996,
  respectively                                         ---           ---
Paid-in capital                                      24,806        24,795
Accumulated deficit                                 (22,688)      (24,045)
                                                   --------      --------
       Total shareholders' equity                     2,118           750
                                                   --------      --------
       Total liabilities and
       shareholders' equity                         $78,110      $101,020
                                                   --------      --------
                                                   --------      --------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                              TOPS APPLIANCE CITY, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS

 FOR THE YEARS ENDED DECEMBER 30, 1997, DECEMBER 31, 1996 AND DECEMBER 26, 1995
                    (dollars in thousands, except per share data)


                                                 1997               1996            1995
                                                ------             ------          ------


NET SALES AND SERVICE REVENUES                 $293,924           $317,437        $422,197

COST OF SALES                                   229,073            250,117         324,079
                                             ----------         ----------        --------

         Gross profit                            64,851             67,320          98,118

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES     65,712             82,461          96,859
                                             ----------         ----------        --------
        Income (loss) from operations              (861)           (15,141)          1,259

INTEREST EXPENSE                                  6,264              6,240           4,478
                                             ----------         ----------        --------
        Loss before benefit for income
        taxes and extraordinary item             (7,125)           (21,381)         (3,219)

BENEFIT FOR INCOME TAXES                            ---             (2,000)         (1,288)
                                             ----------         ----------        --------

        Loss before extraordinary item           (7,125)           (19,381)         (1,931)

EXTRAORDINARY ITEM - Gain on debt
  extinguishment                                  8,482               ---             ---
                                             ----------         ----------        --------
        Net income (loss)                      $  1,357           ($19,381)        ($1,931)
                                             ----------         ----------        --------
                                             ----------         ----------        --------
LOSS PER COMMON SHARE BEFORE
  EXTRAORDINARY ITEM                            ($0.98)            ($2.66)          ($0.27)

INCOME PER COMMON SHARE APPLICABLE TO
  EXTRAORDINARY ITEM                              1.16               ---              ---
                                             ---------          ---------         --------
        Basic and diluted net income (loss)
        per common share                         $0.18             ($2.66)           ($0.27)
                                             ---------          ---------         ---------

WEIGHTED AVERAGE SHARES OUTSTANDING          7,294,901          7,277,229         7,252,990
                                             ---------          ---------         ---------
                                             ---------          ---------         ---------


             The accompanying notes to consolidated financial statements are an integral part of these statements.


                                 TOPS APPLIANCE CITY, INC.


                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                          FOR THE YEARS ENDED DECEMBER 30, 1997,
                          DECEMBER 31, 1996 AND DECEMBER 26, 1995

                                  (dollars in thousands)




                                    Shares of           Paid-In            Accumulated
                                   Common Stock         Capital              Deficit                Total
                                   ------------         -------            -----------              -----


BALANCE, December 27, 1994         7,232,690            $24,685            ($2,733)                  $21,952

  Net loss                                 -                  -             (1,931)                   (1,931)
  Shares issued -
    Employee Stock Purchase Plan      20,300                 78                  -                        78
                                   ---------          ---------           ---------                 ---------

BALANCE, December 26, 1995         7,252,990             24,763             (4,664)                   20,099

  Net loss                                 -                  -            (19,381)                  (19,381)
Shares issued - Employee Stock
  Purchase Plan                       24,239                 32                  -                        32
                                   ---------          ---------           ---------                 ---------
BALANCE, December 31, 1996         7,277,229            $24,795            (24,045)                      750

Net income                                 -                  -              1,357                     1,357
Shares issued - Employee Stock
   Purchase Plan                      13,622                 11                  -                        11
Shares issued - Employee Awards        4,050                  -                  -                         -
                                   ---------           --------           --------                  --------

BALANCE, December 30, 1997         7,294,901            $24,806           ($22,688)                   $2,118
                                   ---------           --------           --------                  --------
                                   ---------           --------           --------                  --------



                  The accompanying notes to consolidated financial statements are an integral part of these statements.

                            TOPS APPLIANCE CITY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     FOR THE YEARS ENDED DECEMBER 30, 1997,
                    DECEMBER 31, 1996 AND DECEMBER 26, 1995

                             (dollars in thousands)






                                                   1997             1996              1995
                                                ---------        ---------         ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                               $1,357           ($19,381)         ($1,931)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities-
    Depreciation and amortization                4,897              5,897            6,081
    Deferred rent                               (1,378)               387              494
    Extraordinary gain on debt extinguishment   (8,482)                 -                -
    Write-off of fixed assets relating to
      store closing                              1,628                  -                -
    Gain on sale of assets relating to sale
      and leaseback                                (72)                 -                -
    Amortization of deferred income                  -                (73)            (216)
    Changes in assets and liabilities-
        Accounts receivable                        254                 97              201
        Inventory                                2,289              3,663            1,442
        Prepaid expenses and other
          current assets                           412               (228)            (314)
        Deferred taxes                               -               (236)          (1,006)
        Accounts payable                        (1,215)            (3,204)          (5,995)
        Accrued liabilities and taxes payable   (2,851)            (1,631)            (376)
        Customer deposits                          166                180           (1,716)
        Other assets                               769             (1,595)          (2,008)
        Other liabilities                            4               (111)             (94)
                                               -------            --------         --------
         Net cash used in operating activities  (2,222)           (16,235)          (5,438)
                                               -------            --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Capital expenditures, net                  (635)            (1,148)          (2,111)
       Net proceeds from sale of assets
        relating to sale and leaseback          13,772                  -                -

                                               --------           --------         --------
         Net cash provided by (used in)
           investing activities                 13,137             (1,148)          (2,111)
                                               --------           --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from Employee Stock
  Purchase Plan                                     11                 32               78
Cash overdrafts                                 (1,860)              (358)          (3,773)
Short-term borrowings                            1,654             13,004             (700)
Proceeds from long-term borrowings                   -                  -            9,200
Long-term debt repayments                       (9,717)              (655)            (894)
Related party payments                            (782)              (782)            (782)
                                               --------          ---------         --------

       Net cash (used in) provided by
         financing activities                  (10,694)            11,241            3,129
                                               --------          ---------         --------
       Increase (decrease) in cash and
         cash equivalents                          221             (6,142)          (4,420)
                                               --------          ---------         --------

CASH AND CASH EQUIVALENTS, beginning of year     2,147              8,289           12,709
                                               --------           --------         --------
CASH AND CASH EQUIVALENTS, end of year          $2,368             $2,147           $8,289
                                               --------           --------         --------
                                               --------           --------         --------

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
Interest paid                                   $6,087             $5,939           $4,265
Income taxes paid                                    8                 30              196
                                               -------             -------         --------
                                               -------             -------         --------


                 The accompanying notes to consolidated financial statements are an integral part of these statements.


                               TOPS APPLIANCE CITY, INC.


                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(1)     ORGANIZATION AND BASIS OF PRESENTATION:

     Tops Appliance City, Inc. (the "Company") is a publicly held retailer of major household appliances, audio/video electronic goods and home office products with seven megastores, five of which are located in New Jersey and two in New York. The Company may be subject to sales fluctuations due to increased competition, consumer spending levels and weather conditions, as a result of demand for air conditioners during the summer months and the ability of customers to travel to stores during the winter months.

     The Report of Independent Public Accountants on the consolidated financial statements for the year ended December 31, 1996 included an explanatory paragraph regarding the Company's ability to continue as a going concern. This opinion was based, among other things, upon the Company's significant operating loss during that period, which caused a decline in working capital and stockholders' equity.

     During 1997 and continuing into 1998, management of the Company has instituted several changes that have improved the Company's financial condition and its results of operations. These changes include a reduction in the level of long-term debt and operating expenses, the sale of certain real estate property to provide additional operating funds, closure of an unprofitable store as well as re-established and improved trade credit. In addition, in 1998, the Company obtained an increase in the amounts available under its secured credit facility (Note 4).

     Management of the Company believes that these initiatives, together with the results of operations for 1998, will provide sufficient resources to fund the Company's operations for the coming year.

(2)     SUMMARY OF SIGNIFICANT
        ACCOUNTING POLICIES:

Cash Equivalents-

     The Company considers all highly-liquid securities with an original maturity less than three months to be cash equivalents.

Concentrations of Credit-

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of temporary cash investments. The Company places its temporary cash investments in high credit quality financial instruments in accordance with debt agreements. At times such investments may be in excess of the FDIC insurance limit.

Use of Estimates-

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments-

     The carrying value of the Company's financial instruments, excluding the subordinated debentures (see Note 4), approximates fair value.

Consolidation-

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Merchandise Inventory-

     Merchandise inventory is stated at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) method.

Property, Equipment and Leasehold Improvements-

     Property, equipment and leasehold improvements are stated at cost, less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the respective assets which range from 3 to 30 years.

Deferred Financing Costs-

     Included in other assets is $1,157,000 and $1,463,000 at December 30, 1997 and December 31, 1996, respectively, of costs associated with obtaining the debt discussed in Note 4. The deferred costs associated with the convertible subordinated debentures and the revolving credit facility are being amortized over periods ranging from three to ten years.

Preopening Costs-

     Prior to January 1, 1997, it was the Company's policy to capitalize costs (primarily personnel and training costs) associated with the opening of new stores and amortize them on a straight-line basis over the twelve month period following the store opening. Effective January 1, 1997, preopening store costs are being expensed in the year incurred. During the periods presented, there were no preopening costs incurred or expensed.

Accounts Payable-

     Included in accounts payable is a cash overdraft balance of $2,180,000 and $4,040,000 at December 30, 1997 and December 31, 1996, respectively.

Revenue Recognition-

   Merchandise Sales-

     Revenue is recognized upon receipt of the merchandise by the customer. The Company provides appropriate allowances for sales returns and uncollectible accounts based upon reviews of sales and credit history.

  Product Protection Plans-

     The Company purchases product protection plans on a non-recourse basis from a third party who performs the obligations of the Company under its protection plans through factory authorized service centers. The third party is required to maintain insurance, with the Company named as insured, guaranteeing performance of the third party's obligation to the Company. The difference between the sales price of the Company's protection plan and the purchase price of the third party protection plan is recognized as revenue at the time of sale, since the Company has substantially completed what it must do to be entitled to the benefits represented by the revenue and it is remote that any future costs will be incurred with respect to such contracts. The revenues and related costs associated with the sale of product protection plans are as follows-

                            December 30,        December 31,        December 26,
                              1997                   1996               1995

Revenues                    $13,768,000         $13,705,000         $21,368,000
Cost of sales                 5,912,000           5,830,000           8,996,000

Selling, General and Administrative Expenses-

     Included in selling, general and administrative expenses are advertising costs which are charged to operations as incurred. Advertising expense, net of reimbursements from vendors, was $864,000, $5,981,000 and $7,294,000 for 1997,
1996 and 1995, respectively.

Net Income (Loss) Per Share-

     Effective for the year ended December 30, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." The adoption of SFAS No. 128 requires the presentation of Basic Earnings per Share and Diluted Earnings per Share. Basic Earnings per Share is based on the average number of common shares outstanding per year. Diluted Earnings per Share is based on the average number of common shares outstanding during the year plus the common share equivalents, if any, related to outstanding stock options and deferred contingent common stock awards. The adoption of SFAS No.
128 had no effect on previously reported earnings per share and there was no difference between basic and diluted earnings per share for all periods presented.

Stock Based Compensation-

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. As permitted by FASB Statement No. 123, "Accounting and Disclosure of Stock Based Compensation", the Company has elected to account for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and, accordingly, recognizes no compensation expense for the stock option grants. The Company has adopted the pro forma disclosure-only option under Statement No. 123.

Long-Lived Assets-

     In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement No. 121 in the first quarter of 1996. The Company assesses impairment at the individual store level and believes that no impairment of long-lived assets has occurred as of December 30, 1997 and December 31, 1996.

New Accounting Standards-

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt SFAS No. 130 during the first quarter of fiscal 1998. The adoption of this pronouncement is expected to have no impact on the Company's financial position or results of operations. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is required to be adopted for the Company's 1998 year-end financial statements. The Company is currently evaluating the impact, if any, of the adoption of this pronouncement on the Company's existing disclosures.

Fiscal Year-

     The Company's fiscal year ends on the last Tuesday of December. Fiscal 1996 contains 53 weeks, and fiscal 1997 and fiscal 1995 contain 52 weeks.

Reclassification-

     Certain December 31, 1996 and December 26, 1995 balances have been reclassified to conform to the December 30, 1997 presentation.

(3)     PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

     Property, equipment and leasehold improvements and related depreciation periods consist of the following-


                                      December 30, 1997       December 31, 1996
                                      -----------------       -----------------


Land and buildings (30 years) (A)                               $13,970,000
Computer equipment and purchased
  software (5 years)                    $11,978,000              11,364,000
Transportation equipment (5 years)          746,000                 869,000
Furniture, fixtures and store
  equipment (5 years)                     9,599,000               9,579,000
Warehouse equipment (5 years)             2,324,000               2,324,000
Leasehold improvements (3 to 25 years)   18,823,000              21,047,000
                                         ----------              ----------
                                         43,470,000              59,153,000

Less- Accumulated depreciation           30,274,000              27,295,000
                                         ----------              ----------
                                        $13,196,000             $31,858,000
                                         ----------              ----------
                                         ----------              ----------

     (A) During 1997 the Company completed a sale and leaseback transaction involving its only owned store. This transaction resulted in a gain of approximately $72,000.

     Depreciation  expense was  $4,529,000,  $4,906,000 and $5,015,000 for 1997,
1996 and 1995, respectively.

(4)     DEBT:

Short-Term Debt-

     The Company currently utilizes a $35 million secured credit facility expiring October 28, 1999. The revolver bears interest at the bank's base rate plus 1% or, for a portion of the loan, LIBOR plus 3%. Borrowings are based on 65% of eligible inventory, as defined, and amounts available under the agreement may be reduced to reflect availability reserves, based on certain conditions as determined by the lender. In addition, a material adverse change in the Company's consolidated financial condition may be deemed an event of default under the agreement. All of the Company's unencumbered cash, equipment, inventory and accounts receivable are pledged as collateral for the new facility. As of December 30, 1997 and December 31, 1996, $23,558,000 and $21,904,000, respectively was outstanding under this credit facility. Additional borrowings available at December 30, 1997 were $5,153,000.

Long-Term Debt-

     Long-term debt consists of the following-

                                        December 30,          December 31,
                                           1997                   1996
                                        ------------          ------------

Convertible Subordinated
   Original Debentures (A)             $23,305,000            $40,000,000
Convertible Subordinated New
   Debentures (B)                        7,687,500                      -
Equipment Financing Loans (C)                    -                146,000
Mortgage Payable (D)                             -              9,045,000
                                       -----------             ----------

                                        30,992,500             49,191,000
Less current portion                             -                247,000
                                       -----------             ----------
Total long-term debt,
  net of current portion               $30,992,500            $48,944,000
                                      ------------            -----------

     (A) The $23,305,000 of 6-1/2% Convertible Subordinated Debentures due 2003 (the "Original Debentures"). Interest is paid semi-annually on February 28 and August 31. The Original Debentures are convertible into common stock of the Company at a conversion price of $22.25 per share, subject to adjustment in certain circumstances. The Original Debentures are redeemable, in whole or in part, for cash at any time on or after November 30, 1996 at the option of the Company, at a redemption price beginning at 103.25% and thereafter declining ratably to par plus accrued interest to the date of redemption. No quoted market price is available for the Original Debentures, however, the Company estimates the fair value is approximately 40% of face value, based on the limited transactions for these instruments, including those described below.

     On September 1, 1997, the Company exchanged $15,375,000 of the $40,000,000 6-1/2% Convertible Subordinated Debentures due 2003 for $7,687,500 of 6-1/2% Convertible Subordinated Debentures due 2003 (the "New Debentures"). The New Debentures rank pari passu with the Original Debentures in respect to principal and interest but have a substantially lower conversion price (see (B)). This transaction generated an extraordinary gain of $7,687,500 during the fiscal year ended December 30, 1997, based upon the difference between the face value of the Original Debentures exchanged and the face value of the New Debentures issued.



     During the fourth quarter of 1997, the Company entered into a series of transactions for the repurchase of Original Debentures outstanding. The Company purchased $1,320,000 face value of the Original Debentures for a purchase price of $525,550. These transactions generated an extraordinary gain of $794,450 during the fiscal year ending December 30, 1997.

     (B) The $7,687,500 of 6-1/2% Convertible Subordinated Debentures due 2003. Interest is paid semi-annually on February 28 and August 31. The New Debentures are convertible into common stock (but not prior to February 1999) at a conversion price of $1.75 per share. No quoted market price is available for the New Debentures, however based upon the recent issuance of these securities, the Company believes their carrying cost approximates fair market value at December 30, 1997.

     (C) The Equipment financing loans were paid in full during 1997. The loans were payable in 48 monthly installments of principal and interest through October 28, 1997. The interest rates varied between 8.5% and 8.75%. The loans were secured by certain fixed assets. The carrying value of the loans approximated fair value due to their short-term maturities.

     (D) On November 5, 1997, the Company entered into a sale and leaseback agreement relating to the Queens, New York store which was previously owned by the Company. The sales price was $14,500,000. Part of the proceeds of the sale were utilized to eliminate the outstanding mortgage on the property. The Company simultaneously entered into a lease agreement for the property with an initial term expiring on October 31, 2022. The lease also contains two 10 year renewal periods at the Company's option.

     The 8.75% fixed rate mortgage loan on the Queens property was eliminated when the Company completed the sale and leaseback transaction in November 1997. Interest and principal were payable in equal monthly installments of $76,000 to July 2005 at which time the remaining principal was due.

     Principal payments required under long-term debt obligations for years subsequent to December 30, 1997 are as follows-

     1998                                                       $         -
     1999                                                                 -
     2000                                                                 -
     2001                                                                 -
     2002                                                                 -
     Thereafter                                                  30,992,500

(5)     COMMITMENTS AND CONTINGENCIES:

     The Company's retail stores, distribution center and office space are leased under operating leases. The leases have initial remaining terms of three to twenty-five years with renewal options from five to thirty years. Most of the leases are net, requiring additional payments for real estate taxes, maintenance and insurance.

     During 1995, the Company obtained an option to purchase property which will be the site of another store which is expected to open during 1998.

     One of the Company's stores and the distribution center/corporate office are leased from a proprietorship affiliated with the former Chairman of the Board. These rentals are included in the related party amounts in the table below.

     Rental expense charged to operations under the leases described above, all of which are classified as operating leases, are summarized below-

                                                  Year Ended
                                  ----------------------------------------------
                                  December 30,     December 31,     December 26,
                                       1997            1996              1995
                                  ------------     ------------     ------------

Rentals under-
  Related party leases            $1,979,000       $1,848,000       $1,836,000
  Other leases                     5,635,000        5,660,000        5,323,000
                                  ----------       ----------       ----------
                                  $7,614,000       $7,508,000       $7,159,000
                                  ----------       ----------       ----------
                                  ----------       ----------       ----------

     Minimum annual rental payments under operating leases in fiscal years subsequent to December 30, 1997 are as follows-

    1998                                                         $8,157,000
    1999                                                          7,644,000
    2000                                                          7,542,000
    2001                                                          7,446,000
    2002                                                          4,617,000
    Thereafter                                                   60,772,000

     The Company presently has employment contracts with five officers which commit the Company to various salary and fringe benefit obligations through 2000 (as specified in the individual agreements). The aggregate salary obligation under these agreements is $936,000, $700,000 and $125,000 for the years ending 1998 through 2000, respectively.

     In  connection  with  the  floor  plan  financing  for  certain   inventory
purchases, such floor planners have a security interest in the inventory purchased through such floor planning arrangements.

     At December 30, 1997 and December 31, 1996, the Company had standby letters of credit of $785,000.

(6)     401(K) SALARY SAVINGS PLAN:

     The Company maintains a defined contribution 40l(k) plan which allows eligible employees to defer a portion of their income through contributions to the plan. Under the terms of the plan, the Company contributes an amount equal to 2-l/2% of the total annual compensation paid to plan participants and may contribute additional amounts on a discretionary basis. Effective January 1997, the Plan was modified whereby the Company contributes 25% of the participant's contribution up to 10% of that participant's annual compensation. Plan forfeitures are utilized to fund the Company's contribution requirements.

     The Company's contributions to the plan were as follows-

     1997                                                         $290,000
     1996                                                          632,000
     1995                                                          856,000

(7)     LITIGATION:

     The Company is involved in litigation, both as plaintiff and defendant, incidental to the conduct of its business. It is the opinion of management, after consultation with its counsel, that the outcome of such litigation will not have a material adverse effect on the Company's financial condition or the results of its operations.

(8)     STOCK OPTION PLANS:

     The Company offers two incentive stock option plans (the "Plans"). In addition, non-qualified stock options have been issued that are not covered by the Plans. A total of 1,200,000 shares of common stock are reserved for issuance under the incentive stock option plans and 570,000 shares of common stock are reserved for issuance relating to nonqualified stock options. The exercise price of stock options granted may not be less than 100% (110% in the case of incentive stock options granted to owners of more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value at the time of grant. Options are generally exercisable over a three year period.

     Stock option transactions for the periods indicated were as follows-


                                                Number of Shares
                                     ----------------------------------------
                                          1997          1996         1995
                                     -------------  ------------  -----------
Options outstanding at
  beginning of year
  ($1.44 to $6.88)                     1,110,300       796,700      600,000
Granted ($1.00 to $5.00)                 297,000     1,041,300      385,000
Canceled ($2.38 to $6.25)               (250,600)     (727,700)    (188,300)
                                     -------------  ------------  -----------
Options outstanding at end of year     1,156,700     1,110,300      796,700
                                     -------------  ------------  -----------
                                     -------------  ------------  -----------

     The Company applies "Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date, consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been as follows-


                                          1997          1996         1995
                                      -----------    -----------   ----------
Net income (loss)-
 As reported                           $1,357,000   ($19,381,000)  ($1,931,000)
 Pro forma                                720,000    (19,864,000)   (2,093,000)

Pro forma net income
  (loss) per share-
  As reported                               $0.18         ($2.66)       ($0.27)
  Pro forma                                  0.10          (2.72)        (0.28)

     These pro forma amounts may not be representative of future disclosures because the estimated fair value of stock options is amortized over the vesting period, and additional options may be granted in future years.

     Using the Black-Scholes option valuation model, the estimated fair values of options granted during 1997, 1996 and 1995 were $0.85, $1.68 and $3.14, respectively. The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions. In addition, such models require the use of subjective assumptions, including expected stock price volatility. In management's opinion, such valuation models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Principal assumptions used in applying the Black-Scholes model were as follows-

                                            1997          1996          1995
                                           -------       -------       -------
Risk-free interest rate                      6.0%          6.6%           6.0%
Expected life, in years                      5             5              5
Expected volatility                         91  %         67  %          67  %
Expected dividend yield                      0.0%          0.0%           0.0%

(9)     STOCK PURCHASE PLAN:

     The Company has established an Employee Stock Purchase Plan (the "Plan"). A total of 200,000 shares of common stock are reserved for issuance under the Plan. The Plan enables participating employees to purchase the Company's common stock through payroll deductions at a value equal to 85% of the market value of the common stock on the first or last day of the offering period, whichever is lower. During 1997 and 1996, common stock totaling 13,622 and 24,239 shares, respectively, were issued under the Plan.

(10)    INCOME TAXES:

     Deferred income taxes at December 30, 1997 and December 31, 1996 reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows-

                                                  1997             1996
                                               ----------        ---------
Current deferred tax assets-
  Compensation not currently deductible        $       -          $313,000
  Inventory                                      301,000           376,000
  Accrued liabilities                            129,000           152,000
  Other                                          223,000           324,000
  Valuation allowance                           (481,000)         (885,000)
                                               ----------        ---------
     Total current deferred tax assets           172,000           280,000

Current deferred tax liabilities-
  Vendor allowances                            2,545,000         2,899,000
  Other                                          567,000           139,000
                                               ---------         ---------

     Total current deferred tax liabilities    3,112,000         3,038,000
                                               ---------         ---------
     Net current deferred tax liabilities     $2,940,000        $2,758,000
                                               ---------         ---------
                                               ---------         ---------
Long-term deferred tax assets-
  Federal and state loss carryforwards        $6,941,000        $7,150,000
  Alternative minimum tax and job credit
  carryforward                                   593,000           604,000
  Compensation not currently deductible                -            37,000
  Rent                                           805,000         1,266,000
  Depreciation                                 2,502,000         1,992,000
  Warranty                                       348,000           343,000
  Valuation allowance                         (8,244,000)       (8,629,000)
                                               ---------         ---------
      Total long-term deferred tax assets      2,945,000         2,763,000

Long-term deferred tax liabilities - Other         5,000             5,000
                                               ---------         ---------
Net long-term deferred tax assets             $2,940,000        $2,758,000
                                               ---------         ---------
                                               ---------         ---------

     At December 30, 1997, the Company has a Federal net operating loss carryforward of approximately $16,570,000 of which the majority expires in 2010.

     Components of the benefit for income taxes (before extraordinary item) are as follows-

                                              1997         1996         1995
                                            --------     --------     ---------
Current-
  Federal                                    $  -      ($1,778,000)  ($298,000)
  State                                         -           14,000      16,000
                                            --------     ---------    ----------
                                                -       (1,764,000)   (282,000)
Deferred-
  Federal                                       -         (236,000)   (752,000)
  State                                         -                -    (254,000)
                                            ---------    ---------    ----------
                                                -         (236,000)  (1,006,000)
                                            ---------    ---------    ----------
Benefit for income taxes                     $  -      ($2,000,000) ($1,288,000)
                                            ---------    ---------    ---------
                                            ---------    ---------    ---------

     A reconciliation of the effective tax rate to the Federal statutory rate is as follows-

                                              1997         1996          1995
                                            ---------   ----------    ----------
Federal statutory rate                       (34.0%)     (34.0%)        (34.0%)
State income taxes, net of
  Federal income tax benefit                     -           -           (4.9)
Increase in valuation allowance
  attributable to Federal net
  operating loss carryforward not
  recognized                                  34.0        26.0              -
Other                                            -        (1.4)           (1.1)
                                            ---------   ----------    ----------
Effective tax rate                               0%       (9.4%)         (40.0%)
                                            ---------   ----------    ----------
                                            ---------   ----------    ----------

     In  addition,   the  tax  provision   attributable  to  the  gain  on  debt
extinguishment has been offset by a reduction in the valuation allowance attributable to net operating losses incurred in prior periods.

                                       SCHEDULE II

                                TOPS APPLIANCE CITY, INC.

                     VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

       YEARS ENDED DECEMBER 30, 1997, DECEMBER 31, 1996 AND DECEMBER 26, 1995


                                                        Additions
                                     Balance at         Charged to                          Balance
                                     Beginning          Costs and                           at End
      Description                    of Period          and Expenses       Deductions       of Period
      -----------                    ----------         ------------       ----------       ---------

Year ended December 26, 1995 --
Allowance for doubtful accounts      $263,000            $240,000          $130,000         $373,000
                                     --------            --------          --------         --------

Year ended December 31, 1996 --
Allowance for doubtful accounts      $373,000            $360,000          $465,000         $268,000
                                     --------            --------          --------         --------

Year ended December 30, 1997 --
Allowance for doubtful accounts      $268,000            $180,000          $145,000         $303,000
                                     --------            --------          --------         --------






ITEM 9.  Changes in and Disagreements with Accountants on Accounting  and
                Financial Disclosure

     Registrant has engaged Arthur  Andersen LLP as its  independent  certifying accountant effective August 28, 1997 replacing Ernst & Young, its prior independent certifying accountant, as of the same date. The change in independent certifying accountant was approved by the Board of Directors of Registrant.

        The reports of Ernst & Young respecting Registrant for fiscal years 1995 and 1996 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or application of accounting principles, except that Ernst & Young qualified its 1996 report as to registrant's ability to continue as a going concern. During fiscal years 1995 and 1996 and the subsequent period thereto prior to the dismissal of Ernst & Young, there were no disagreements between Registrant and Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     During fiscal years 1995 and 1996 and the subsequent period thereto prior to engaging Arthur Andersen LLP, the Registrant had no discussions with Arthur Andersen LLP regarding either the application of an accounting principle, the type or opinion that would be rendered in Registrant's financial statements or any matter that was the subject of disagreement with Ernst & Young.



                                  PART III


ITEM 10.  Directors and Executive Officers of the Registrant

                The information required in response to this item is incorporated by reference from the Registrant's proxy statement for its 1998 annual meeting of shareholders to be filed with the Securities and Exchange Commission on or before April 29, 1998.

ITEM 11.  Executive Compensation

                The information required in response to this item is incorporated by reference from the Registrant's proxy statement for its 1998 annual meeting of shareholders to be filed with the Securities and Exchange Commission on or before April 29, 1998.

ITEM 12.  Security Ownership of Certain Beneficial Ownership and Management

                The information required in response to this item is incorporated by reference from the Registrant's proxy statement for its 1998 annual meeting of shareholders to be filed with the Securities and Exchange Commission on or before April 29, 1998.


ITEM 13.  Certain Relationships and  Related Transactions

     The information required in response to this item is incorporated by reference from the Registrant's proxy statement for its 1998 annual meeting of shareholders to be filed with the Securities and Exchange Commission on or before April 29, 1998.

                               PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a)(1)  Financial Statements

                Reports of Independent Public Accountants.....................12

                Consolidated Balance Sheets as of December 30, 1997 and
                December 31, 1996..............................................4

                Consolidated Statements of Operations for years
                 ended December 30, 1997, December 31, 1996, and
                 December 26, 1995.............................................5

                Consolidated Statements of Shareholders' Equity................6

                Consolidated Statements of Cash Flows for years
                 ended December 30, 1997, December 31, 1996 and
                 December 26, 1995.............................................7

                Notes to Consolidated Financial Statements.....................8

        (a)(2)  Financial Statement Schedule

                The following are included in Part II, Item 8:

                Schedule II- Valuation and Qualifying
                 Accounts and Reserves.......................................S-2


        (a)(3)  Exhibits

     Except where noted, all exhibits are incorporated by reference from the Registrant's registration statement on Form S-1 as filed with the Securities and Exchange Commission on June 3, 1992, and amendments thereto, Registration No. 33-48326.



       Exhibit Number             Description of Document


               3.1               The Registrant's Certificate of Incorporation
               3.2               The Registrant's By-Laws
               4                 Specimen of stock certificate for shares of
                                 common stock
               4.2               Indenture dated as of November 30, 1993 between
                                 Tops Appliance City, Inc. and Donaldson, Lufkin  &
                                 Jenrette Securities Corporation (incorporated  by
                                 reference from Form S-3 filed February 10,  1994)
               4.3               Registration Rights Agreement dated as of November
                                 30, 1993 between Tops Appliance City, Inc. and
                                 Donaldson, Lufkin & Jenrette Securities
                                 Corporation (incorporated by reference from Form
                                 S-3  filed February 10, 1993)
              10.1               Security Agreement dated April 27, 1992 between
                                 Maytag Financial Service Corp. and Tops
                                 Appliance City, L.P.
              10.2               Security Agreement dated January 19, 1989 between
                                 General Electric Capital Corporation and Tops
                                 Appliance City, L.P.
              10.3               Security Agreement dated January 15, 1990 between
                                 Tops Appliance City, L.P. and WCI Acceptance
                                 Corporation
              10.4               Floor Plan Inventory Security Agreement dated
                                 March 19, 1990 between Tops Appliance City,
                                 L.P. and Carrier Distribution Credit Corporation
              10.5               Lease dated March 3, 1984 between Leslie S. Turchin
                                 and Tops Appliance City, L.P., as amended (1745
                                 Route 27, Edison, New Jersey)
              10.6               Lease dated October 11, 1985 between Leslie S.
                                 Turchin and Tops Appliance City, L.P. (45
                                 Brunswick Avenue, Edison, New Jersey)
              10.7               Lease Dated May 21, 1986 between Mack Edison Co.
                                 and Tops Appliance City, L.P., as amended
              10.8               Lease dated May 21, 1986 between Mack Industries
                                 and Tops Appliance City, Inc., as amended
              10.9               Lease dated April 27, 1988 between Castle Ridge
                                 Shopping Plaza Associates and Tops Appliance City, L.P.
             10.10               Lease dated June 2, 1989 between Sudler Town and
                                 Country Limited Partnership and Tops Appliance
                                 City, L.P.
             10.11               Management Agreement dated November 30, 1988
                                 between Tops Appliance City, L.P. and Leslie S.
                                 Turchin, as amended
             10.12               Management Agreement dated January 1, 1989 between
                                 Tops Appliance City, L.P. and Philip M. Schmidt,
                                 as amended
             10.13               Form of Equipment Loan Agreement between Tops
                                 Appliance City, L.P. and Bell Atlantic Mobile
                                 Systems, Inc.
             10.14               Form of Hardware/Software License Agreement
                                 between Tops Appliance City, L.P. and Bell
                                 Atlantic Mobile Systems, Inc.
             10.15               Delivery Agreement dated January 30, 1992 between
                                 Tops Appliance City, L.P. and Merchants Home
                                 Delivery Service, Inc.
             10.16               Form of Amended and Restated Section 401(k) Plan
                                 dated July 29, 1988
             10.17               Summary Plan and Description Amended and Restated
                                 401(k) Plan dated January 1, 1988
             10.18               Form of Executive and Deferred Compensation Plan
             10.19               Form of Premium Conversion Plan
             10.20               Form of Stock Option Plan
             10.21               Extended Service Agreement dated October 19, 1987
                                 between Warrantech Corporation and Tops Appliance
                                 City, Inc.
             10.22               Extended Service Agreement dated April 29, 1988
                                 between Warrentech Corporation and Tops
                                 Appliance City, Inc.
             10.23               Account Financing Agreement dated December 30,
                                 1986 between General Electric Capital Corporation
                                 and Tops Appliance City, L.P.
             10.24               Lease dated July 7, 1992 between New
                                 York   Medical   College   and  Tops
                                 Appliance City, L.P.
             10.25               Third Amendment to Management Agreement between
                                 Tops Appliance City, Inc. and Leslie S. Turchin
                                 dated December 16, 1992 (incorporated by reference
                                 from 8-K filed January 11, 1993).
             10.26               Lease dated February 11, 1993 between Tops
                                 Appliance City, Inc. and Jerry Spiegel and Jesco
                                 Co. (incorporated by reference from 8-K filed
                                 April 6, 1993.)
             10.27               Lease dated May 1993 between Tops Appliance City,
                                 Inc. and Lester Robbins, Trustee (incorporated by
                                 reference from 8-K filed June 11, 1993).
             10.28               Management Agreement dated July 31, 1995 between
                                 Tops Appliance City, Inc. and Rick Jones (incorpo-
                                 rated by reference from Annual Report on Form 10-K
                                 for year ending December 26, 1995.
             10.29               Management Agreement dated May 31, 1995 between
                                 Tops Appliance City, Inc. and Robert Gross
                                 (incorporated   by   reference   from
                                 Annual  Report  on Form 10-K for year
                                 ending December 26, 1995.)
             10.30               Addendum to Management Agreement dated October
                                 15, 1997 between Tops Appliance City, Inc. and
                                 Thomas L. Zambelli - Page 26.
             10.31               Addendum to Management Agreement dated November
                                 20, 1997 between Tops Appliance City, Inc. and
                                 Robert Gross - Page 28.
             10.32               Addendum to Management Agreement dated October
                                 15, 1997 between Tops Appliance City, Inc. and
                                 Richard Jones - Page 31.
             10.33               Stock Purchase Agreement dated November 5, 1997
                                 by and between SSP, L.L.C., Tops Appliance City
                                 of New York, Inc. and Tops Appliance City, Inc.
                                 - Page 33.
             10.34               Debenture Exchange Agreement dated August 20,
                                 1997, effective September 1, 1997 between Tops
                                 Appliance City, Inc. and BEA Associates - Page
                                 35.
             22                  List of Subsidiaries of the Registrant- Page
                                 108.
             24.1                Consent of Arthur Andersen L.L.P. - Page 109.
             24.2                Consent of Ernst & Young LLP - Page 110.



     (b) Reports on Form 8-K

     Form 8-K filed February 6, 1997 with respect to Leslie S. Turchin's resignation as the Registrant's Chairman of the Board of Directors. Robert G. Gross was immediately elected as Chairman of the Board of Directors. The Registrant also announced that Richard L. Jones was named Chief Operating Officer in addition to his duties as Senior Vice President and General Merchandise Manager.

     Form 8-K filed August 27, 1997 with respect to the Registrant's entering into a Debenture Exchange Agreement with BEA Associates for $15,375,000 of the Registrant's 6 1/2% Convertible Debentures due 2003 (the "Original Debentures") for $7,687,500 of the Registrant's 6 1/2% Convertible Debenture due 2003 (the "New Debentures"). The New Debentures are convertible into shares of the Registrant at a conversion price of $1.75 per share.

     Form 8-K filed September 4, 1997 with respect to the completion of the Debenture Exchange Agreement with BEA Associates effective September 1, 1997.

     Form 8-K filed September 4, 1997 with respect to the Registrant's engaging Arthur Andersen LLP as it's new independent certifying accountant effective August 28, 1997 replacing Ernst & Young.

     Form 8-K filed December 29, 1997 with respect to the Registrant's sale of the stock of a wholly owned subsidiary which owned certain real estate in Queens, New York.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       TOPS APPLIANCE CITY, INC.


                                                     BY:  /s/ Robert G. Gross
                                                        ------------------------
                                                             ROBERT G. GROSS
                                                         Chief Executive Officer


                                                     BY:  /s/ Thomas L. Zambelli
                                                         -----------------------
                                                           THOMAS L. ZAMBELLI
                                                        Chief Accounting Officer
Dated:  March 30, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                              Title                   Date




/s/ Robert G. Gross             Chairman of the Board,      March 30, 1998
ROBERT G. GROSS                 Chief Executive Officer



/s/ Thomas L. Zambelli         Senior Vice President,       March 30, 1998
THOMAS L. ZAMBELLI             Chief Accounting Officer



/s/ Leslie S. Turchin         Director                      March 30, 1998
LESLIE S. TURCHIN



/s/ Anthony L. Formica         Director                     March 30, 1998
ANTHONY L. FORMICA




/s/ John H. Holland            Director                     March 30, 1998
JOHN H. HOLLAND

                                  Exhibit 10.30

                        FIRST ADDENDUM TO MANAGEMENT AGREEMENT ENTERED INTO
                         AS OF THE 3RD DAY OF SEPTEMBER, 1996 ("AGREEMENT")
                              BETWEEN THOMAS ZAMBELLI ("EXECUTIVE") AND
                                TOPS APPLIANCE CITY, INC. ("COMPANY")




     WHEREAS, Tops Appliance City, Inc. and Thomas Zambelli entered into the above-referenced Agreement, and

     WHEREAS, Company and Executive desire to amend such Agreement,

         In consideration of One ($1.00) Dollar and other good and valuable consideration, it is agreed as follows:

         1. Section 4 of the Agreement is amended to extend the term of the Agreement to December 31, 1999.

         2. Section 5 of the Agreement is amended to provide that effective January 1, 1998, Executive's Base Salary shall be One Hundred Seventy-Five Thousand and no/00 ($175,000.00) Dollars per annum.

         3. Section 6(b) of the Agreement is amended to cause the Company to grant to the Executive options to purchase an additional fifty thousand (50,000) shares of the Company's Common Stock, which options will vest and become exercisable in the following amounts on the following dates, provided that the Executive is then employed by the Company:

                Date                               No. of Shares

          December 31, 1998                           25,000
          December 31, 1999                           25,000

Such options shall be granted pursuant to a separate agreement to be executed and delivered simultaneously with this Addendum, will be non-qualified and will have an exercise price per share equal to the closing price of the Company's Common Stock on October 15, 1997.

         4. Section 7(a) of the Agreement is amended to provide that effective January 1, 1998, Executive shall receive three (3) weeks of paid vacation during each calendar year.

         5. Except as otherwise provided for herein, the Agreement shall remain in effect as it was prior to the execution of this Addendum. To the extent of any inconsistency between the Agreement and this Addendum, the provisions of this Addendum shall control.


         6. This Addendum is binding on the successors and assigns of the parties hereto.

         In WITNESS WHEREOF, the parties have set their hands and seals this 15th day of October, 1997.



                                                     TOPS APPLIANCE CITY, INC.



/s/  Thomas Zambelli                             By: /s/ Robert Gross
--------------------------------                    ----------------------------
Thomas Zambelli                                     Robert Gross,
                                                    Chief Executive Officer

                                  Exhibit 10.31

                    FIRST ADDENDUM TO MANAGEMENT AGREEMENT ENTERED
                       INTO AS OF THE 19TH DAY OF MAY, 1995
                               BETWEEN ROBERT GROSS AND
                               TOPS APPLIANCE CITY, INC.


     WHEREAS, Tops Appliance City, Inc. (the "Company") and Robert Gross (the "Executive") entered into the above-referenced Agreement (the "Agreement"), and

     WHEREAS, Company and Executive desire to amend such Agreement,

         In consideration of One ($1.00) Dollar and other good and valuable consideration, it is agreed as follows:

         1. Section 2 of the Agreement is amended to add the title of Chairman to Executive's existing title of Chief Executive Officer.

         2. Section 6(c) of the Agreement is amended to cause the Company to grant to the Executive options to purchase an additional one hundred thousand (100,000) shares of the Company's Common Stock, which options will vest and become exercisable in the following amounts on the follow dates, provided that the Executive is then employed by the Company.

                 Date                                        No. of Shares

             June 1, 1998                                         33,333
             June 1, 1999                                         33,333
             June 1, 2000                                         33,334

Such options shall be granted pursuant to a separate agreement to be executed and delivered simultaneously with this Addendum, will be non-qualified and will have an exercise price of $1 1/16 per share.

         Notwithstanding anything to the contrary above, any outstanding stock options granted under the Agreement shall immediately vest upon the termination, or nonrenewal, of the Agreement by Company for reasons other than those which would constitute "cause" under the Agreement.

         3. Section 6(d) of the Agreement is deleted in its entirety and replaced with a new Section 6(d) to provide as follows:

               "Change of Control prior to June 1, 2000. If in a single transaction or as a result of a series of transactions occurring in concert with each other, the control of the Company shall change, and subsequent to such change in control, the Employee terminates this Agreement for "Good Reason" (as such term is hereinafter defined) or this Agreement is not renewed upon expiration of its term and the Company is without "cause" (as such term is defined in the Agreement) to terminate the Agreement, the Company will pay to Executive One Million Dollars ($1,000,000) in addition to all other amounts otherwise payable to Executive under this Agreement.

               For purposes of this provision, a "change in control" shall occur if more than fifty percent (50%) of the Company's outstanding common stock is transferred in a single transaction or series of transactions in concert with each other or if substantially all of the assets of the Company are sold in a single transaction or series of transactions in concert with each other. In determining whether more than fifty percent (50%) of the Company's outstanding common stock has been transferred, transfers by Executive shall be disregarded.

               For purposes of this provision, "Good Reason" shall include any substantial diminution in the duties, Base Salary, responsibilities or authority or a change in title of the Executive.

               The amount payable under this paragraph shall be paid in a single payment within sixty (60) days of the date on which Executive becomes entitled to the payment as a result of the termination or expiration of the Agreement. Notwithstanding the foregoing, the amount otherwise payable under this Section 6(d) shall not be paid if $1,000,000 was previously paid to Executive under Section 6(f) hereof.

         4. The Agreement is amended to add a new Section 6(f) to provide as follows:

               Acquisition prior to June 1, 2000. If the Company acquires a wholesale or retail appliance or consumer electronics business during the term of this Agreement and (i) the average closing price of the Company's common stock for the ten trading (10) days prior to June 1, 2000 is not less than $1.75 per share (which price represents a 40% increase over the $1.25 per share closing price of the Company's common stock on November 10, 1997); and (ii) on June 1, 2000, (x) the Company is still operating in the same ordinary course of business as it was on the date of the acquisition and (y) is not the subject of any voluntary or involuntary bankruptcy, insolvency or reorganization proceeding for the benefit of its creditors; the Company will pay to Executive One Million Dollars ($1,000,000) in addition to all other amounts, if any, otherwise payable to Executive under this Agreement.

         The amount payable under this provision shall be paid in a single payment on or before September 1, 2000. Notwithstanding the foregoing, the amount otherwise payable under this Section 6(f) shall not be paid if $1,000,000 was previously paid to Executive under Section 6(d) hereof.

         5. Except as otherwise provided for herein, the Agreement shall remain in effect as it was prior to the execution of this Addendum. However, to the extent of any inconsistency between the Agreement and this Addendum, the provisions of this Addendum shall control.

         6. This Addendum is binding on the successors and assigns of the parties hereto.

         In WITNESS WHEREOF, the parties have set their hands and seals this 20th day of November, 1997.

                                                     TOPS APPLIANCE CITY, INC.


/s/ Robert Gross
------------------------------                    By:  /s/ Thomas Zambelli
    Robert Gross                                      -------------------------
                                                           Thomas Zambelli

                                  Exhibit 10.32


                     FIRST ADDENDUM TO MANAGEMENT AGREEMENT ENTERED
                   INTO AS OF THE 31ST DAY OF JULY, 1995 ("AGREEMENT")
                          BETWEEN RICK JONES ("EXECUTIVE")
                       AND TOPS APPLIANCE CITY, INC. ("COMPANY")



         WHEREAS, Tops Appliance City, Inc. and Rick Jones entered into the above-referenced Agreement, and

         WHEREAS, Company and Executive desire to amend such Agreement,

         In consideration of One ($1.00) Dollar and other good and valuable consideration, it is agreed as follows:

         1. Section 2 of the Agreement is amended to add the title of Chief Operating Officer to Executive's existing titles of Senior Vice President and General Merchandising Manager.

         2. Section 4 of the Agreement is amended to extend the term of the Agreement to December 31, 1999.

         3. Section 6(a) of the Agreement is amended to provide that for the fiscal years commencing January 1998 and thereafter, the bonus shall in no event exceed 50% (rather than 33%) of the Base Salary.

         4. Section 6(b) of the Agreement is amended to cause the Company to grant to the Executive options to purchase an additional thirty thousand
(30,000) shares of the Company's Common Stock, which options will vest and become exercisable in the following amount on the follow date, provided that the Executive is then employed by the Company.

                Date                                        No. of Shares

           December 31, 1999                                    30,000

Such options shall be granted pursuant to a separate agreement to be executed and delivered simultaneously with this Addendum, will be non-qualified and will have an exercise price per share equal to the closing price of the Company's Common Stock on October 15, 1997.

         5. Except as otherwise provided for herein, the Agreement shall remain in effect as it was prior to the execution of this Addendum. However, to the extent of any inconsistency between the Agreement and this Addendum, the provisions of this Addendum shall control.

         6. This Addendum is binding on the successors and assigns of the parties hereto.

         In WITNESS WHEREOF, the parties have set their hands and seals this 15th day of October, 1997.



                                                     TOPS APPLIANCE CITY, INC.



/s/ Rick Jones                                   By: /s/ Robert Gross
-----------------------------                        ---------------------------
    Rick Jones                                           Robert Gross,
                                                     Chief Executive Officer

                                       Exhibit 10.33


                                 STOCK PURCHASE AGREEMENT


         AGREEMENT made this 5th day of November, 1997, by and between SSP, L.L.C., a New York limited liability company having an address at 437 Madison Avenue, New York, New York ("Buyer"), and Tops Appliance City of New York, Inc., a New York corporation having an address at c/o Tops Appliance City, Inc., 45 Brunswick Avenue, CN14, Edison, New Jersey 08818-1907 ("Shareholder"), and Tops Appliance City, Inc., 45 Brunswick Avenue, CN14, Edison, New Jersey 08818-1907 ("TAC").

         WHEREAS, the Shareholder is the owner of ten (10) shares of common stock, par value $.01 per share (the "Shares") of Tops Appliance Realty, Inc., a New York corporation ("Corporation"), which constitutes all of the issued and outstanding shares of capital stock of the Corporation as of the date hereof; and

         WHEREAS, TAC is the sole shareholder of the Shareholder; and

         WHEREAS, the Shareholder desires to sell to Buyer, and Buyer desires to acquire from the Shareholder, the Shares upon the terms and subject to the conditions set forth herein.

         NOW, THEREFORE, in consideration of the mutual agreements recited herein, the parties agree as follows:

                                                     ARTICLE I
                                            PURCHASE AND SALE OF SHARES

         1.01. Purchase and Sale. Subject to the terms and conditions of this Agreement, and in reliance on the representations and warranties set forth herein, on the Closing Date, as defined herein, the Shareholder will sell, transfer and deliver to Buyer, and Buyer shall acquire from the Shareholder, all of the Shares, free and clear of all liens, pledges, encumbrances, charges, and claims thereon. One or more certificates evidencing the Shares shall be either duly endorsed in blank or accompanied by appropriate stock powers endorsed in blank. Such certificates shall also be accompanied by evidence satisfactory to Buyer of the Shareholder's payment of any applicable transfer taxes.

         1.02. Purchase Price. In consideration of the sale, transfer, and delivery of the Shares by the Shareholder to Buyer, on the Closing Date, Buyer shall deliver to the Shareholder the sum of Fourteen Million Five Hundred Thousand Dollars ($14,500,000.00) less the amount of the outstanding balance on the Closing Date of the Corporation's mortgage to LaSalle National Bank, as Trustee for the Registered Holders of Chase Commercial Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 1996-1, as assignee of Chemical Bank ("Lender"), pursuant to a Promissory Note, a Mortgage and Security Agreement, and an Assignment of Leases and Rents, all dated July 28, 1995 (collectively, the "Mortgage"), payable by wire transfer on the Closing Date, and subject to adjustments as described in Paragraph 1.03 hereof. Shareholder estimates that the outstanding balance of the Mortgage as of November 1, 1997 (and prior to receipt by Lender of Shareholder's November mortgage payment) is Eight Million Nine Hundred Fifty-Six Thousand Ninety-Four ($8,956,094) Dollars.

         1.03. Adjustments to Purchase Price. Shareholder shall receive a credit effective as of the Closing Date for a sum equal to the amount of all escrows and accumulated interest thereon held by Lender under the Tenant Improvement Leasing Commission and Debt Service Reserve and Security Agreement dated July 28, 1995 (the "Tenant Improvement Escrow"). In addition to the foregoing, on the Closing Date, Shareholder and Buyer shall apportion effective as of the Closing Date, rent and any other applicable items.

         1.04. Right to Tax Refund; Right to Proceeds of Other Escrows. Notwithstanding anything to the contrary in this Agreement, Shareholder or its designee shall be entitled to receive from the Corporation within ten (10) days of receipt by the Corporation:

         (a) A payment equal to the amount of any refund or credit resulting from any tax certiorari proceeding which is received subsequent to the Closing and which is attributable to any period(s), including any portions of a fiscal year, prior to the Closing. Any payment due to Shareholder hereunder shall be adjusted to reflect the fees or expenses which may have been incurred by the Corporation or its designee in such proceeding.

         (b) A payment equal to the amount of any release of funds theretofore held by Lender pursuant to the Replacement Reserve and Security Agreement dated July 29, 1995, or under any other escrow held by Lender, including without limitation any escrow held for the payment of real estate taxes under the Mortgage, and all interest payable by the Lender with respect to any such escrow, but excluding the escrow and accrued interest held by Lender under the Tenant Improvement Escrow. Such payment shall be made no later than the earlier of (i) August 1, 2005, or (ii) any refinancing of the Mortgage.

                                                    ARTICLE II
                                         REPRESENTATIONS AND WARRANTIES OF
                                                  THE SHAREHOLDER

         The  Shareholder  and  TAC  make  the  following   representations  and
warranties to Buyer.

         2.01. Valid Corporate Existence; Qualification. The Corporation is a corporation duly organized, validly existing and in good standing under the laws of the State of New York. The Corporation has all requisite corporate power and authority to carry on its business as now conducted and to own its assets. The Corporation does not conduct business in any State other than New York, and is neither qualified to conduct business or in good standing as a foreign corporation in any jurisdiction other than the State of New York, and there has not been any claim by any other jurisdiction to the effect that the Corporation is required to qualify or otherwise be authorized to do business as a foreign corporation therein. The copies of the Corporation's Certificate of Incorporation and By-Laws (both certified by the Corporation's secretary), as amended to date, which have been delivered to Buyer, are true and complete copies of those documents as now in effect. The minute books of the Corporation contain accurate records of all material meetings of its Board of Directors,
Executive Committee of the Board, if any, and shareholders since its incorporation, and accurately reflect all transactions authorized therein.

         2.02. Capitalization. The authorized capital stock of the Corporation consists of 200 shares of Common Stock, $.01 par value, of which ten (10) shares of Common Stock are issued and outstanding. All of such issued and outstanding shares of Common Stock are duly authorized and validly issued and outstanding, fully paid and nonassessable. There are no (i) subscriptions, options, warrants, rights or calls or other commitments or agreements to which the Corporation or the Shareholder is a party or by which either of them is bound, which call for or restrict in any manner the issuance, transfer, sale or other disposition, redemption or repurchase of the Common Stock of the Corporation, or (ii) voting trust agreements or other contracts, agreements, arrangements, commitments, proxies or understandings to which the Corporation or the Shareholder is a party or to which either of them is bound which restrict or otherwise relate to the voting or dividend rights of the Common Stock of the Corporation. There are no outstanding securities of the Corporation convertible or exchangeable, actually or contingently, into shares of Common Stock or any other securities of the Corporation. All of the shares of Common Stock issued and outstanding as of the date of this Agreement, and as of the Closing Date, are and will be held of record and beneficially solely by the Shareholder.

         2.03. Subsidiaries. The Corporation does not directly or indirectly own any capital stock of or other equity interests in any other corporation, partnership, limited liability company, or other business entity.

         2.04. Corporate Authority; Binding Nature of Agreement. The Shareholder is a corporation duly organized, validly existing and in good standing under the laws of the State of New York. The Shareholder has the corporate power to enter into this Agreement and to carry out its obligations hereunder. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly authorized by the Board of Directors of the Shareholder and no other corporate proceedings on the part of the Corporation or the Shareholder are necessary to authorize the execution and delivery of this Agreement and the consummation of the transactions contemplated hereby. This Agreement has been duly executed and delivered by the Shareholder and constitutes the valid and binding obligation of the Shareholder and is enforceable in accordance with its terms. The execution and delivery of this Agreement does not, and the consummation of the transactions contemplated hereby and compliance with the terms hereof will not (a) conflict with, or result in any violation of, (i) any provision of the Certificate of Incorporation or By-Laws of the Shareholder or (ii) any judgment, injunction, order or decree, or statute, law, ordinance, rule or regulation applicable to the Shareholder or the Corporation or the property or assets of the Shareholder or the Corporation, or
(b) except as set forth in Schedule 2.04, violate or conflict with or result in a breach under, or require any consent or approval to be obtained from any party to, any agreement, instrument or document to which the Shareholder or the Corporation is subject or by which any of their respective properties may be bound. Except as set forth in Schedule 2.04, no consent, approval, order or authorization of, or registration, declaration or filing with, any court, administrative agency or commission or other governmental authority or instrumentality, domestic or foreign, is required to be obtained or made by or with respect to the Shareholder or the Corporation in connection with the execution and delivery of this Agreement or the consummation by the Shareholder of the transactions contemplated hereby.

         2.05. Title to Shares. The Shareholder is, and will at the Closing be, the sole record and beneficial owner of the Shares, free and clear of all manner of liens, charges, encumbrances, and claims. The Shareholder now has, and at the Closing will have, good and marketable title to all of the Shares, and has, and at the Closing will have, the absolute and unqualified right to sell, transfer and deliver the Shares to Buyer. The delivery of the Shares to Buyer at the Closing pursuant to the provisions of this Agreement will transfer valid title thereto, free and clear of all manner of liens, charges, encumbrances and claims.

         2.06. Financial Statements,  etc. Except as set forth on Schedule 2.06:
(a) the books of accounts of the Corporation fairly reflect the income, expenses, assets, liabilities and cash flows of the Corporation in all material respects. Schedule 2.06(b) sets forth (i) the balance sheets of the Corporation as of December 31, 1996 (the "Balance Sheet Date") and December 31, 1995, and the Corporation's statements of operations and cash flows for the fiscal years ended December 31, 1996 and December 31, 1995, together with the notes to such financial statements (collectively, the "Financial Statements"). The Financial Statements fairly present the financial position of the Corporation as of the said dates and the results of its operations for such fiscal years and, except as set forth therein or in Schedule 2.06 (a) were prepared in conformity with generally accepted accounting principles consistently applied throughout the periods covered thereby. The Financial Statements have been prepared by the Corporation.

         2.07. Liabilities. As at the Balance Sheet Date, the Corporation and the Shareholder had no material debts, liabilities or obligations, contingent or absolute, other than those debts, liabilities and obligations reflected or reserved against in the Corporation's balance sheet as at the Balance Sheet Date or as set forth on Schedule 2.07.

         2.08. Absence of Changes or Events. Except as set forth in Schedule 2.08, since the Balance Sheet Date, the business of the Corporation has been conducted in the ordinary course consistent with past practice and there has not been any material adverse change in the financial condition, results of operations, assets, business, operations or prospects of the Corporation. Without limiting the generality or effect of the foregoing, except as disclosed in Schedule 2.08, the Corporation has not since the Balance Sheet Date:

                  (a) incurred or agreed to incur any obligation or liability, absolute, accrued, contingent or otherwise, whether due or to become due, except
(i) current liabilities incurred in the ordinary course of business in amounts consistent with past practice, none of which could, individually or in the aggregate, have a material adverse effect on the financial condition, results of operations, assets, business, operations or prospects of the Corporation and
(ii) the obligations contemplated by this Agreement;

                  (b) redeemed or otherwise acquired, or agreed to redeem or otherwise acquire, any of its shares of capital stock or issued any capital stock or any option, warrant or right relating thereto;

                  (c) declared or made, or agreed to declare or make, any payment of dividends or other distributions to the Shareholder, whether or not upon or in respect of any shares of its capital stock.

                  (d) sold, leased or otherwise disposed of, or agreed to sell, lease or otherwise dispose of, any of its assets, or amended, cancelled or compromised or agreed to amend, cancel or compromise any debt or claim of the Corporation, or waived or released, or agreed to waive or release, any other right of material value to the Corporation;

                  (e) suffered any damage, destruction or loss (whether or not covered by insurance and regardless of the cause thereof), any of which could, individually or in the aggregate, have a material adverse effect on the financial condition, results of operations, assets, business, operations or prospects of the Corporation;

                  (f) agreed to acquire any capital stock or other securities of any corporation or any equity interest in any business enterprise;

                  (g) made any change in any accounting methods or practices other than such change as may have been required by generally accepted accounting principles;

                  (h) made any expenditure or commitment in excess of an aggregate amount of $2,500 for additions to property, plant or equipment or other capital expenditures;

                  (i) entered into any agreement, arrangement or transaction with any of the Corporation's officers, directors or shareholders, or any Affiliates thereof;

                  (j) made any payment on indebtedness for borrowed money owed by the Corporation to any person, except for scheduled mandatory payments of principal and interest accrued thereon in accordance with the terms of such indebtedness;

                  (k) made any payment to the Shareholder or any Affiliate thereof, except that the Corporation regularly makes cash dividend payments to the Shareholder; or

                  (l) made any agreement or understanding to take any of the actions specified in paragraphs (a) through (k) above.

         2.09     Taxes. (a) Except as set forth on Schedule 2.09:

                           (i) The Corporation has timely filed all tax returns
that it was required to file (including estimated tax returns), such tax returns were correct and complete in all respects, and all taxes owed by the Corporation (whether or not shown on any tax return) have been timely paid.

                           (ii) A claim has never been made by an authority in a
jurisdiction where the Corporation has never filed tax returns that the Corporation is or may be subject to taxation by that jurisdiction. Schedule 2.09(a)(ii) hereto lists all of the jurisdictions in which the

Corporation has ever done business, been authorized to do business, owned or leased property, had employees or customers, employed capital, or solicited or made sales.

                           (iii) The Balance Sheet reflects an adequate  reserve
for all taxes payable
by the Corporation accrued through the date of such Balance Sheet. All deficiencies for any taxes that have been proposed, asserted, or assessed against the Corporation have been fully paid, or are fully reflected as a liability in such Balance Sheet, or are being contested and an adequate reserve therefor has been established and is fully reflected in such Balance Sheet.

                           (iv) No deficiency  for any taxes has been  proposed,
asserted, or assessed
with respect to the Corporation, no audit or other examination of the tax returns of the Corporation is currently in progress, and, to Shareholder's knowledge, no facts exist that constitute grounds for the assessment of any additional taxes with respect to the Corporation.

                           (v)  There are no liens  for  taxes  (other  than for
current taxes not yet due
and payable) on the assets of the Corporation or the Shares.

                           (vi)     The federal, state, local and foreign income
tax returns of the Corporation have been examined by and settled with the Internal Revenue Service and other applicable taxing authorities, or the statutes of limitations with respect to such years have expired, for all years through 1992.

                           (vii)   The   Corporation   is  not   currently   the
beneficiary of any extension of time within which to file any Tax Returns.

                           (viii) The Corporation is not a party to, and is not
bound by, any agreement providing for the allocation or sharing of taxes.

                           (ix) INTENTIONALLY OMITTED

                           (x)  There has been no  waiver  or  extension  of the
statute of limitations for
the assessment of any tax for any taxable year.

                           (xi) The Corporation has not filed a consent pursuant
to, or agreed to the
application of, Section 341(f) of the Internal Revenue Code of 1986, as amended (the "Code").

                           (xii) The Corporation  has not made any payments,  is
not obligated to make
any payments, and is not a party to any agreement that could obligate it to make any payments, the deductibility of which would be disallowed (in whole or in part) under Section 280G of the Code.

                           (xiii) The Shareholder is not a foreign person within
the meaning of, and
no tax is required to be withheld as a result of the transfer contemplated by this Agreement pursuant to, Section 1445 or any other provision of the Code or of any other state, local or foreign laws.

                           (xiv)  Schedule  2.09(a)(xiv)  hereto  sets forth the
Corporation's adjusted
basis in its assets for federal income tax purposes.

                           (xv) The  Corporation  has  disclosed  on its federal
income tax returns all
positions taken therein that could give rise to a substantial understatement of federal income tax within the meaning of Section 6662 of the Code.

                           (xvi)  All  taxes  that  are  required  by  law to be
withheld or collected by the
Corporation have been duly withheld or collected and, to the extent required, have been timely paid to the proper governmental entity or properly and timely deposited as required by applicable law.

                           (xvii)  The  Corporation  has  neither  executed  nor
entered into any closing
agreement pursuant to Section 7121 of the Code, or any predecessor provision thereof, or any similar provision of state or local law.

                           (xviii) None of the assets  owned by the  Corporation
is property that is
required to be treated as owned by any other person pursuant to Section 168(f)(8) of the Internal Revenue Code of 1954, as amended, as in effect immediately prior to the enactment of the Tax Reform Act of 1986, or is "tax-exempt use property" within the meaning of Section 168(h) of the Code.

                           (xix)   The    consummation   of   the   transactions
contemplated by this
Agreement will not result in any taxes being imposed by the United States, any state or political subdivision thereof, or any foreign country on the stockholders of the Corporation as a result of the Buyer's acquisition of any interest in real property, other than realty transfer taxes which will be due and payable to the State of New York and the City of New York.

                  (b) For purposes of this Agreement,

                           (i) the term "tax" (including, with correlative
 meaning, the terms "taxes" and "taxable") means all federal,  state,  local,
and foreign income,  profits, franchise,   gross  receipts,   payroll,  sales,
employment,   use,  property, withholding,  excise, alternative minimum, gains, transfer, documentary, stamp, and other taxes, duties, or assessments of any nature whatsoever, together with all interest, penalties, and additions imposed with respect to such amounts.

                           (ii)  the  term  "tax  returns"  means  all  returns,
reports, statements, forms,
or other documents or information required to be filed with a taxing authority with respect to the taxes of the Corporation.

                  (c) For purposes of this Section 2.09, the term "Corporation" means the Corporation and each corporation with which the Corporation has filed, or was required to file, United States Federal, state, local, or foreign tax returns on a consolidated, combined, or unitary basis, after the date of incorporation of Tops Appliance Realty, Inc.

         2.10. Ownership of Assets. Except as set forth in Schedule 2.10, the Corporation owns outright, and has good and marketable title to its assets, properties and business (including all assets reflected in the Financial Statements, except personal property which may have been disposed of in the ordinary course of business since the Balance Sheet Date), free and clear of all liens, mortgages, pledges, conditional sales agreements, restrictions on transfer or other encumbrances or changes. Such assets as are owned or leased by the Corporation are, in the reasonable business judgment of the Shareholder, sufficient to permit the Corporation to conduct its business as now conducted. The Corporation owns no patents, copyrights, trademarks, trade names and other similar intangible assets, other than its own corporate name. Except as set forth in Schedule 2.10, the Corporation is not a party to or bound by any license or agreement requiring the payment to any person, firm or corporation of any royalty. The Corporation is not infringing upon any patent, copyright, trade name or trademark or otherwise is violating the rights of any third party with respect thereto, and no proceedings have been instituted or, to the knowledge of the Corporation, after reasonable inquiry, are threatened and no claim has been received by the Corporation or the Shareholder alleging any such violation.

         2.11. Litigation, Compliance with Law. Except as set forth in Schedule 2.11, there are no pending or, to the knowledge of the Shareholder, after reasonable inquiry, threatened, and since the Corporation's incorporation there have not existed, any actions, suits, proceedings or governmental investigations relating to the Corporation or to any of its properties, assets or businesses or any orders, injunctions, awards or decrees outstanding against the Corporation or against or relating to any of its properties, assets or businesses; and the Shareholder, after reasonable inquiry, is not aware of any basis for any such action, suit, proceeding, governmental investigation, order, injunction or decree, except fire and building inspections and related orders resulting from routine property inspections by fire and building code enforcement officers, as to which orders compliance has been accomplished in all material respects. Except as set forth in Schedule 2.11, the Corporation has operated, and currently is operating, its business in compliance in all material respects with all applicable statutes, laws, regulations, ordinances, orders, injunctions, decrees, awards and other requirements of any governmental bodies, courts and arbitrators relating to its properties, assets or business.

         2.12. Real Property. (a) The Corporation has good, valid, freely assignable (subject to the approval of Lender) and marketable fee simple title in and to the real property (including all improvements thereon) commonly known as 49-15 through 49-21 Northern Boulevard, 32-49 49th Street, and 50-01 Northern Boulevard, Section 4, Block 735, Lots 1 and 53, and Section 4, Block 748, Lot 8, in Long Island City, County of Queens, State of New York (the "Owned Property"), free and clear of all liens, mortgages, or encumbrances of any nature whatsoever, except the Mortgage, and with the other exceptions to title set forth in Schedule B to Title Policy No. 33 0105 107 00000865, Title No. 9506 105 00165, issued by Title Associates Inc. on or about May 9, 1995, a copy of which is attached as Schedule 2.12.

     (b) Except as set forth in Schedule 2.12(b), the Corporation has good title to the leasehold estate in the real property commonly known as 49-02 Newtown Road, 49-16 Newtown Road, and 32-43 49th Street, Section 4, Block 735, Lots 19, 22, 33 and part of 38, in Long Island City, County of Queens, State of New York (the "Leased Property"), free and clear of all liens and mortgages, of any nature whatsoever, pursuant to an Agreement of

Lease dated October 20, 1993 and amended by (i) Addendum to Lease dated January 1994, and (ii) letter from Herbert New to Allen Ravin dated March 19, 1995, and amended and restated in their entirety by a certain Amended and Restated Agreement of Lease dated July 14, 1995, effective as of October 20, 1993, all between Local 807 Labor-Management Pension Fund, Local 807 Labor-Management Health Fund, 32-43 49th Street Holding Corp. (collectively, the "Landlord") and TAC as lessee (collectively, the "Lease"), and assigned by TAC to the Shareholder and thereafter to the Corporation, by Assignment and Assumption of Lease dated July 28, 1995 by and between TAC and the Corporation (as confirmed by Confirmatory Agreement dated October 21, 1997, by and among TAC, the Shareholder and the Corporation), and thereafter subleased to TAC by Agreement of Sublease dated July 28, 1995. The Lease and each assignment and sublease relating to the Leased Property are now in full force and effect, have not been amended or modified, and no default thereunder by the Corporation or the Landlord currently exists, nor does there exist any condition which, with the passing of time and/or the giving of notice, would constitute a default thereunder by the Corporation or the Landlord. Except as set forth on Schedule 2.12(b), no consent to the transactions contemplated by this Agreement is required to be obtained from the Landlord.

     (c) No condemnation or expropriation proceeding is pending or, to the knowledge of the Shareholder, threatened which could affect the ownership or use by the Corporation of any of the Owned Property or the Leased Property. To Shareholder's knowledge, none of the buildings, structures, improvements or appurtenances (or any equipment therein) located on any such property, nor the operation or maintenance thereof, violates any restrictive covenant or any provision of any federal, state, county or municipal law, ordinance, rule or regulation, in any material respect. Except as set forth on Schedule 2.12(c), without limiting the generality of the foregoing, to Shareholder's knowledge:
(i) no material alteration, repair, improvement or other work has been ordered, directed or requested in writing to be done or performed to or in respect of the Owned Property or the Leased Property or to any of the plumbing, heating, elevating, water, drainage or electrical systems, fixtures or works by any municipal, county, state or other competent governmental authority, which alteration, repair, improvement or other work has not been completed, and there has been no written or, to the knowledge of the Shareholder, oral notification given to the Shareholder of any such outstanding work being ordered, directed or requested, other than those that have been complied with; (ii) all accounts for work and services performed and materials placed or furnished upon or in respect of the Owned Property and the Leased Property have been fully paid and satisfied, and no person is entitled to claim a lien under the New York Lien Law or similar legislation against such property or any part thereof, other than current accounts in respect of which the payment due date has not yet passed;
(iii) there are no material amounts owing by the Corporation in respect of the Owned Property or the Leased Property to any municipal corporation or to any other corporation or commission owning or operating a public utility for water, gas, electrical power or energy, steam or hot water, or for the use thereof, other than current accounts in respect of which the payment is not more than thirty (30) days past due; and (iv) the Owned Property and the Leased Property are fully serviced and have adequate access to public roads, and there are no outstanding levies, charges or fees assessed against such property by any public authority (including development or improvement levies, charges or fees).

     (d) Other than the Owned Property and the Leased Property, the Corporation does not own, lease, occupy or operate, and has not previously owned, leased, occupied or operated, any real property.

         The Corporation has heretofore delivered to Buyer true, correct and complete copies of all deeds, mortgages, deeds of trust, certificates of occupancy, title insurance policies, title reports, surveys and similar documents (including all amendments thereof) in the possession of the Corporation relating to the Owned Property and the Leased Property.

         2.13. Agreements and Obligations; Performance. Except as listed and described in Schedule 2.13 (the "Listed Agreements"), the Corporation is not a party to, or bound by any: (i) written or oral contract, agreement, arrangement, commitment, understanding or obligation which involves aggregate payments or receipts in excess of $5,000; (ii) contract, agreement, arrangement, commitments, understanding or obligation which cannot be cancelled on thirty
(30) days or less notice without penalty or premium or any continuing obligation or liability; (iii) written or oral contractual obligation or contractual liability of any kind to the Shareholder or to any entity in which the
Shareholder has an interest; (iv) written or oral contract, agreement, arrangement, commitment or understanding with any customer or any officer, employee, shareholder, director, representative or agent thereof for the repurchase of products, sharing of fees, the rebating of charges to such customer, bribes, kickbacks from such customer or other similar arrangements;
(v) contract for the purchase or sale of any materials, products or supplies which contains, or which commits or will commit the Corporation for a fixed term; (vi) contract of employment with any officer or employee; (vii) deferred compensation, bonus or incentive plan or agreement; (viii) management or consulting agreement; (ix) lease for real or personal property, other than the Lease; (x) license or royalty agreement; (xi) union or other collective bargaining agreement; (xii) agreement, arrangement, instrument, commitment or understanding relating to or evidencing indebtedness for borrowed money; (xiii) contract which, by its terms, requires the consent of any party thereto to the consummation of the transactions contemplated hereby, other than the Lender;
(xiv) contract containing covenants limiting the freedom of the Corporation to engage or compete in any line or business or with any person in property, assets or any geographical area; (xv) lease or other contract or agreement under which the Corporation is a lessor or sublessor of any real property owned or leased by the Corporation; (xvi) lease or other contract or agreement under which the Corporation is lessee of, or holds or uses, any machinery, equipment, vehicle or other personal property owned by a third party; (xvii) contract or agreement under which the Corporation has directly or indirectly guaranteed liabilities or obligations of others (other than endorsements of checks for the purpose of collection in the ordinary course of business); (xviii) mortgage, pledge, security agreement, deed of trust or other document granting a lien, other than the Mortgage and related Uniform Commercial Code filings; (xix) contract or agreement relating to clean-up, abatement or other actions in connection with environmental liabilities or obligations; (xx) contract or agreement granting to any person a first-refusal, first-offer or similar preferential right to purchase or acquire any asset or assets of the Corporation; (xxi) contract relating to the acquisition or sale of any business; or (xxii) other contract, agreement, commitment or understanding which materially affects any of its properties, assets or business, whether directly or indirectly, or which was entered into other than in the ordinary course of business, or the loss or cancellation of which could have a material adverse effect on the properties, assets, business, operations, financial condition or prospects of the Corporation.

         Except as disclosed on Schedule 2.13, each Listed Agreement is a valid and binding obligation of the Corporation and, to the knowledge of the Shareholder, the other parties thereto and is in full force and effect in accordance with its terms. Except as set forth on Schedule 2.13, the Corporation has performed all material obligations required to be performed by it to date under the Listed Agreements and is not (with or without the lapse of time or the giving of notice, or both) in breach or default thereunder and, to the knowledge of Seller, no other party to any of the Listed Agreements is (with or without the lapse of time or the giving of notice, or both) in breach or default in any material respect thereunder.

         2.14. Permits and Licenses. Schedule 2.14 sets forth all permits, licenses, orders, franchises and approvals from all federal, state, local and foreign governmental regulatory bodies held by the Corporation. To Shareholder's knowledge, the Corporation has all permits, licenses, orders and approvals of all federal, state, local and foreign governmental or regulatory bodies required of it to carry on its business as presently conducted; all such permits, licenses, orders, franchises and approvals are in full force and effect, and to the knowledge of the Shareholder, no suspension, modification, revocation or cancellation of any of such permits, licenses, etc. is threatened or will result from the consummation of the transaction contemplated by this Agreement; and, to Shareholder's knowledge, the Corporation is in compliance in all material respects with all requirements, standards and procedures of the federal, state, local and foreign governmental bodies which have issued such permits, licenses, orders, franchises and approvals.

         2.15. Banking Arrangements. Schedule 2.15 sets forth the name of each bank in or with which the Corporation has an account, credit line or safety deposit box, and a description of each such account, credit line or safety deposit box including the names of all persons currently authorized to draw thereon or having access thereto.

         2.16. Employee Matters. The Corporation has not at any time engaged any employees or paid any salary or wages to any person. The Corporation is not now and never has been a party to, or bound by, any (i) collective bargaining agreement or (ii) any Employee Benefit Plan.

         For purposes of this Agreement: (i) "Employee Benefit Plan" means any ERISA Plan and any other written pension, profit sharing, retirement, bonus, deferred compensation, stock option, stock purchase, severance pay or insurance plan for officers or employees, which currently is, or at any time was, established, maintained, contributed to or legally obligated to be contributed to (A) by the Corporation or (B) solely with respect to potential liability of and through any current or former ERISA Affiliate arising or continuing in respect of such plan under Section 302 or Title IV of ERISA or Section 412 of the Code while such entity was an ERISA Affiliate, by such current or former ERISA Affiliate; (ii) "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time; (iii) "ERISA Affiliate" means any corporation or trade or business that is a member of any group of organizations
(A) described in Section 414(b) or (c) of the Code and the regulations issued thereunder of which the Corporation is a member and (B) solely with respect to potential liability under Section 302 (c)(II) of ERISA or Section 412(c)(II) of the Code or the lien created under Section 302(f) of

ERISA or Section 412(h) of the Code, described in Section 414(m) or (o) of the Code and the regulations issued thereunder of which the Corporation is a member;
(iv) "ERISA  Multi-  employer  Plan" means a  multi-employer  plan as defined in
Section 3(37) of ERISA to which the Corporation or any ERISA Affiliate has or in the past had an obligation to contribute; (v) "ERISA Pension Plan" means an employee pension benefit plan as defined in Section 3(2) of ERISA; (vi) "ERISA Plan" means an ERISA Pension Plan or an ERISA Welfare Plan; and (vii) ERISA Welfare Plan" means an employee welfare benefit plan as defined in Section 3(1) of ERISA.

         2.17. Brokers. Neither the Shareholder nor the Corporation has employed or dealt with any broker or other intermediary with respect to this Agreement and the transactions contemplated hereby other than Bernard Financial Group, LLC, whose fee in the amount of One Hundred Fifty Thousand ($150,000.00) Dollars will be paid by Shareholder pursuant to the terms of a separate agreement. The Shareholder agrees to indemnify the Corporation and the Buyer and its affiliates and representatives against, and to hold the Corporation and the Buyer and its affiliates and representatives harmless from, any claim for brokerage or similar commission or other compensation which may be made against the Buyer or its representatives or the Corporation by any third party in connection with the transactions contemplated hereby, which claim is based upon any action by the Corporation or the Shareholder or any of their respective representatives.

         2.18. Environmental. (a) To the best of Shareholder's knowledge, the Corporation is operating and has at all times operated the business and properties which it owns or operates in compliance with all Environmental Laws. The Corporation has not received (i) any written or verbal notice or claim that it may be liable as a result of or in connection with any Constituent of Concern on, from, or under the Owned Property or Leased Property; (ii) any letter or request for information under the Comprehensive Environmental Response, Compensation, and Liability Act (42 U.S.C. ss.9601, et seq.) or comparable state laws regarding the Owned Property or Leased Property; or (iii) any written or verbal notice or claim that the Owned Property or Leased Property is the subject of investigation of any governmental entity for violation of an Environmental Law. The Corporation does not store, use, treat or dispose of Constituents of Concern on, under or within the Owned Property or Leased Property in a manner that has given, or is reasonably expected to give, rise to a liability under any Environmental Law.

         The Corporation has not filed with any government agency any notice or report of a Release of a Constituent of Concern on or from the Owned Property or Leased Property. All aboveground and underground storage tanks on and under the Owned Property or Leased Property are registered and in compliance with 40 C.F.R. Part 280 et seq., 6 NYCRR Part 612, 613 and 614, and Title 3, Chapter 21 of the Rules of the City of New York. To the best of Shareholder's knowledge, all aboveground and underground storage tanks that have been abandoned or removed from the Owned Property or Leased Property were abandoned or removed in compliance with applicable Environmental Laws. There is no friable asbestos containing material, as defined in Title 15, Section 1-02 of the Rules of the City of New York, on the Owned Property or the Leased Property.

         For purposes of this Agreement: (i) "Environmental Laws" means all federal and applicable state and local statutes, ordinances, orders, rules, regulations, principles of common law (including without limitation laws relating to nuisance, trespass and negligence), and written and published policies or decrees, as the same are in effect as of the Closing Date, relating to (A) environmental matters, including, without limitation, those relating to fines, injunctions, penalties, damages, contribution, cost recovery compensation, losses or injuries resulting from the Release or threatened Release of Constituents of Concern, (B) the generation, use, storage, treatment, transportation, or disposal of Constituents of Concern, or (C) occupational safety and health, industrial hygiene, land use or the protection of human, plant or animal health or welfare, in any manner applicable to the Corporation, including, without limitation, the Comprehensive Environmental Response, Compensation, and Liability Act (42 U.S.C. ss.9601 et seq.), the Hazardous Materials Transportation Act (49 U.S.C. ss.1801 et seq.), the Solid Waste Disposal and Resource Conservation and Recovery Acts (42 U.S.C. ss.6901 et seq.), the Federal Water Pollution Control Act (33 U.S.C. ss.1251 et seq.), the Safe Drinking Water Act (42 U.S.C. ss.300f et seq.), the Clean Air Act (42 U.S.C. ss.7401 et seq.), the Toxic Substances Control Act (15 U.S.C. ss.2601 et seq.), the Federal Insecticide, Fungicide and Rodenticide Act (7 U.S.C. ss. 136 et seq.), the Occupational Safety and Health Act (29 U.S.C. ss.651 et seq.), the Oil Pollution Control Act (33 U.S.C. ss.2701 et seq.), and the Emergency Planning and Community Right-to-Know Act (42 U.S.C. ss.11001 et seq.), each as amended or supplemented on or prior to the Closing Date, and any analogous local or state statutes and any regulations promulgated pursuant thereto; (ii) "Environmental Liabilities" means any losses, damages, out-of-pocket costs and expenses arising under any Environmental Law (including liabilities to any third parties arising thereunder) to the extent due to operations or conditions, prior to the Closing Date, of the Owned Property or the Leased Property; (iii) "Constituent of Concern" means any substance: (A) the use, storage, treatment, or Release of which requires a permit or other authorization from any federal or applicable state or local authority; or (B) which is defined as a "hazardous waste," "hazardous substance," "hazardous material," "oil," "toxic substance," "pollutant," "petroleum" or "contaminant" under any federal or applicable state or local law; and (iv) "Release" has the same meaning as that provided for the same term at 42 U.S.C. ss.9601.

         2.19 Insurance. The Corporation's tenant, TAC, maintains for itself and/or on behalf of and for the benefit of the Corporation policies of fire and casualty, liability and other forms of insurance in such amounts, with such deductibles and against such risks and losses as are set forth on Schedule 2.20, together with the terms thereof and all deductible amounts. The Corporation has not received any notice of termination with respect to any insurance policies since January 1, 1995.

         2.20 Suppliers. Set forth on Schedule 2.21 are the names of all suppliers from which the Corporation ordered, purchased or leased materials, supplies, merchandise, equipment or other goods with an aggregate purchase price of $5,000 or more or annual lease payments of $5,000 or more during the twelve-month period ended December 31, 1996 or with an aggregate purchase price of $2,000 or more or aggregate lease payments of $2,000 or more during the three-month period ended March 31, 1997 and the approximate amount for which each supplier invoiced the Corporation during such period (each such supplier, a "Significant Supplier"). Except as set forth on Schedule 2.21, the Corporation has not received any written notice, or, to the knowledge of the Shareholder, other notice that any such Significant Supplier will not sell or lease materials, supplies, merchandise, equipment and any other goods to the Buyer at any time after the Closing Date on terms and conditions similar to those imposed on current sales to the Corporation, subject to general and customary price increases.


                                                    ARTICLE III
                                      REPRESENTATIONS AND WARRANTIES OF BUYER

         Buyer makes the following representations and warranties to the Shareholder, each of which shall be deemed material, and the Shareholder, in executing this Agreement, has relied and will rely on the correctness and completeness of such representations and warranties:

         3.01. Organization. Buyer is a limited liability company, duly organized, validly existing and in good standing under the laws of the State of New York. Buyer has all requisite limited liability company power to carry on its business as now conducted and to own its assets.

         3.02. Consents. All requisite consents of governmental and other regulatory agencies, foreign or domestic, and of other parties required to be received by or on the part of Buyer to enable Buyer to enter into and perform its obligations under this Agreement in all material respects have been, or prior to the Closing will have been, obtained.

         3.03. Authority; Binding Nature of Agreement. Buyer has the limited liability company power to enter into this Agreement and to perform its obligations hereunder. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly authorized by its members and managers and no other limited liability company proceedings on the part of Buyer are necessary to authorize the execution and delivery of this Agreement and the consummation of the transactions contemplated hereby.

         3.04. No Breach. The execution and delivery of this Agreement by Buyer and the consummation of the transactions contemplated hereby will not violate any provision of the Certificate of Formation or Operating Agreement of Buyer or any judgment, order, injunction, decree or award against, or binding upon, Buyer or upon its properties or assets.

         3.05. Authority for and Binding Nature of Agreement. This Agreement has been duly executed and delivered by Buyer and is valid and binding upon Buyer in accordance with its terms.

         3.06. Brokers. Buyer has not engaged, consented to, or authorized any broker, finder, investment banker or third party to act on its behalf, directly or indirectly, as a broker or finder in connection with the transactions contemplated by this Agreement, other than WF Realty, whose fee in the amount of One Million ($1,000,000.00) Dollars will be paid by Buyer pursuant to the terms of a separate agreement. Buyer agrees to indemnify the Shareholder, TAC, and/or any of their respective affiliates and representatives against, and to hold them harmless from, any claim for brokerage or similar commission or other compensation which may be made against the Shareholder, TAC, and/or any of their respective affiliates and representatives by any third party in connection with the transactions contemplated hereby, which claim is based upon any action by Buyer or any of its representatives.

     3.07. Financial Capacity. Buyer will have available at the Closing financing in an amount sufficient to close the transactions contemplated hereunder.


                                                    ARTICLE IV
                                               PRE-CLOSING COVENANTS

         The Corporation and the Shareholder, jointly and severally, hereby covenant and agree that, from and after the date hereof, and until the Closing or earlier termination of this Agreement:

         4.01. Access. (a) The Shareholder will, and will cause the Corporation to, afford to the managers, attorneys, accountants and other authorized representatives of Buyer free and full access, during regular business hours and upon reasonable notice, to the books, records, and Owned and Leased Properties of the Corporation (including, without limitation, the work papers prepared by the Corporation's auditors) and to the employees, attorneys, accountants and other authorized representatives of the Corporation and the Shareholder so that Buyer may have full opportunity to make such review, examination and investigation as it may desire of the Corporation's business and affairs. Buyer will be permitted to make extracts from or to make copies of such books and records as may be reasonably necessary. Buyer shall indemnify, defend and hold the Corporation harmless from and against any claim for damages or personal injury suffered by any person entering into or upon the Owned or Leased Property for the purpose of conducting any investigation or survey on behalf of Buyer.

     (b) Prior to the Closing  Date,  Buyer shall be  permitted  to conduct,  or cause to be conducted, at its sole cost and expense, structural and environmental audit/surveys of the Owned and Leased Property. If such environmental audit/survey with respect to the Owned and Leased Property shall reveal any potential environmental concerns to Buyer, Buyer may conduct, or cause to be conducted, on-site soil and ground water testing. To the extent practicable, all such environmental audits and surveys shall be conducted in a manner which will not disrupt the business of the Corporation or any tenant on the property.

     (c) Information obtained by Buyer or any of its representatives pursuant to this Agreement shall be held in strictest confidence and shall not be revealed to any third party, except to the extent required by law, without the prior written approval of the Corporation in each instance.

     4.02. Conduct of Business. The Corporation shall conduct its business in the ordinary and usual course consistent with past practice and make no material change in its policies without the prior written consent of Buyer, which shall not be unreasonably withheld or delayed.

     4.03. Liabilities. The Corporation shall not incur any obligation or liability, absolute or contingent, except for those incurred in the ordinary and usual course of its business consistent with past practice; nor shall it pay any obligation or liability other than: (i) regularly scheduled payments or maturities of the debts, liabilities, and obligations set forth in the Balance Sheet; (ii) regularly scheduled payments or maturities of the debts, liabilities and obligations arising after the Balance Sheet Date in the ordinary course of its business consistent with past practice; and (iii) regularly scheduled payments or maturities of the debts, liabilities and obligations under the contracts, agreements, arrangements, documents and instruments listed, described or contained in this Agreement or in the Schedules annexed to this Agreement.

         4.04. Preservation of Business. The Shareholder will use its best efforts to preserve the Corporation's business organization intact.

         4.05. No Breach. The Shareholder will (i) use its best efforts to assure that all of the representations and warranties contained herein are true in all material respects as of the Closing as if repeated at and as of such time, and that no material breach or default shall occur with respect to any of the covenants, representations or warranties contained herein that has not been cured by the Closing; (ii) not voluntarily take any action or do anything which will cause a breach of or default respecting such covenants, representations or warranties; and (iii) promptly notify Buyer of any event or fact which represents or is likely to cause such a breach or default.

         4.06 Satisfaction of Conditions. Without limiting the generality or effect of any other provision hereof, prior to the Closing, the Shareholder and Buyer will each use their best efforts with due diligence and in good faith to satisfy promptly all conditions required hereby to be satisfied by each of them prior to the consummation of the transactions contemplated hereby.

         4.07 Acquisition Proposals. During the period (the "Pre-Closing Period") between the date hereof and the earliest to occur of (a) the Closing and (b) the termination of this Agreement, the Shareholder will not, and will cause officers, partners, directors, employees, agents, legal or financial advisors or other representatives not to, solicit, initiate or consider any proposals or offers from any person or entity relating to, or enter into (or continue) any discussions, or deliver any information, concerning, any acquisition or purchase of all or a material amount of the assets of, or any securities of, or any merger, consolidation or other business combination with, the Corporation (any such transaction, a "Competitive Transaction"). During the Pre-Closing Period, the Shareholder will promptly notify the Buyer in the event of any proposal or offer in respect of a Competitive Transaction.

         4.08 Transfer Taxes. The Shareholder shall be liable for, and shall timely pay, any and all transfer, documentary and stamp taxes that may result from, or be incurred in connection with, this Agreement, to the extent that the primary obligation to pay such tax is imposed by law on Shareholder. The Shareholder shall, at its own expense, properly complete, sign, and timely file any and all required tax returns with respect to such taxes and, if required by applicable law, the Buyer will join in the execution of any such tax returns.

         4.09 Other Tax Matters.

         (a) INTENTIONALLY OMITTED

         (b) Liability for Taxes and Related Matters.

         (i) Shareholder's Liability for Taxes. The Shareholder shall be liable for and shall indemnify the Buyer for all taxes (including without limitation any obligation to contribute to the payment of a tax determined on a consolidated, combined or unitary basis with respect to a group of corporations that includes or included the Corporation) imposed on the Corporation or for which the Corporation may otherwise be liable (1) for any taxable year or period that ends on or before the Closing Date or (2) with respect to any taxable year or period beginning before and ending after the Closing Date, the portion of such taxable year or period ending on and including the Closing Date. Except as set forth in clause (iii) of this Section 4.09(b), the Shareholder shall be entitled to any refund of taxes of the Corporation attributable to such periods.

         (ii) Taxes for Short Taxable Year. Each of the Shareholder and the Buyer shall close the taxable period of the Corporation as of the close of business on the Closing Date, unless such action is prohibited by law. In any case where applicable law prohibits the Corporation from closing its taxable year on the Closing Date then, for purposes of clause (i) of this Section 4.09(b), the determination of the taxes of the Corporation for the portion of the year or period ending on, and the portion of the year or period beginning after, the Closing Date shall be determined on the basis of an interim closing of the books as of the close of business on the Closing Date, except that exemptions, allowances or deductions that are calculated on an annual basis, such as the deduction for depreciation, shall be ratably apportioned on a time basis.

         (iii) Carryforwards of Losses. The Buyer is free to cause the Corporation to elect, where permitted by law, to carry forward any net operating loss, net capital loss, charitable contribution or other item arising before or after the Closing Date that would, absent such election, be carried back to a taxable period of the Corporation ending on or before the Closing Date. The Buyer shall be entitled to any refund of income taxes paid by the Corporation before the Closing Date, to the extent that such refund is attributable to losses or deductions of the Corporation that accrue after the Closing Date.

         (c) Assistance and Cooperation. After the Closing Date, the Shareholder shall:

         (i) assist (and cause its affiliates and subsidiaries to assist) the Buyer and its affiliates in preparing any tax returns or reports that the Buyer and its affiliates are responsible for preparing and filing;

         (ii) cooperate fully in preparing for any audits of, or disputes with taxing authorities regarding, any tax returns of the Corporation; and

         (iii) make available to the Buyer, the Buyer's affiliates and to any taxing authority as reasonably requested all information, records and documents relating to taxes of the Corporation.

         (d) Transfer Taxes. Notwithstanding any other provision of this Agreement to the contrary, the Shareholder shall be liable for, and shall timely pay' any and all transfer, documentary and stamp taxes that may result from, or be incurred in connection with, the transactions contemplated by this Agreement, including without limitation the New York State real estate transfer tax and the New York City real property transfer tax, to the extent that the primary obligation to pay such tax is imposed by law on the Shareholder. The Shareholder shall, at its own expense, properly complete, sign, and timely file any and all required tax returns with respect to such taxes and, if required by applicable law, the Buyer will join in the execution of any such tax returns.

         (e) Survival of Obligations. The obligations of the parties set forth in this Section 4.09 shall be unconditional and absolute and shall remain in effect until the date sixty (60) days after the expiration of the relevant statute of limitations applicable to the taxes at issue.

         4.10 Other Shareholder Obligations. The Shareholder shall be liable for, and shall pay at the Closing, (i) the fees, costs and expenses of Dames & Moore in connection with their limited Phase II environmental site assessment and the related report dated August 27, 1997, up to the amount of $25,000, and
(ii) one-half (1/2) the Consent Fee payable to the Lender referred to in the letter agreement dated the date hereof (the "Lender Consent") between the Lender and the Corporation and joined in by Buyer.

                                 ARTICLE V
            CONDITIONS PRECEDENT TO THE OBLIGATIONS OF BUYER TO CLOSE

         The obligations of Buyer to enter into and complete the Closing is subject to the fulfillment, prior to or on the Closing Date, of each of the following conditions, any one or more of which may be waived by Buyer (except when the fulfillment of such condition is a requirement of law):

         5.01. Representations and Warranties. All representations and warranties of the Shareholder contained in this Agreement and in any written statement (including financial statements), exhibit, certificate, schedule or other document delivered pursuant hereto or in connection with the transactions contemplated hereby shall be true and correct in all material respects as at the Closing Date, as if made at the Closing and as of the Closing Date.

         5.02. Covenants. The Shareholder shall have performed and complied in all material respects with all covenants and agreements required by this Agreement to be performed or complied with by it prior to or at the Closing.

         5.03. No Action. No action, suit, proceeding or investigation shall have been instituted and be continuing before a court or before or by a governmental body or agency, or have been threatened and be unresolved by any governmental body or agency, to restrain or to prevent or to obtain damages in respect of, the carrying out of the transactions contemplated hereby, or which might materially affect the right of the Buyer to own the Shares or to operate or control the assets, properties and business of the Corporation after the Closing Date.

         5.04. Consents, Licenses and Permits. The Corporation, the Shareholder and Buyer shall have each obtained all consents, licenses and permits of third parties necessary for the performance by each of them of all of their respective obligations under this Agreement, and such other consents, if any, to prevent (i) the Lease or any other material agreement between the Corporation and any third party from terminating, or (ii) any material indebtedness of the Corporation (other than the Mortgage) from becoming due or being subject to becoming due with the passage of time or on notice as a result of the performance of this Agreement, any other provisions of this Agreement to the contrary notwithstanding.

         5.05. No Material Adverse Change. There shall have been no materially adverse change at the Closing Date in the financial consolidation, results of operations, business, assets and properties, or prospects of the Corporation since the Balance Sheet Date.

         5.06. Resignations. All members of the Board of Directors of the Corporation and all officers of the Corporation shall execute and deliver their resignations as of the Closing Date.

         5.07. Amendment of Lease. Effective as of the Closing Date, the lease between the Corporation, as Landlord, and TAC, as tenant, dated July 28, 1995 (the "Tops Operating Lease") shall be amended substantially as set forth in
Exhibit 5.07 (the "Amendment").

         5.08. Lender Consent to Continuance of Mortgage. Effective as of the Closing Date, the Mortgage and all related obligations of the Corporation to the Lender shall remain in place pursuant to the Lender Consent.

         5.09.    INTENIONALLY OMITTED

         5.10. Certain Records. Buyer shall have received the Corporation's original minute books, stock certificate and corporate record books (including unissued stock certificates and all cancelled stock certificates), Certificate of Incorporation and By-Laws and all amendments thereto (the "Corporate Documents").

         5.11. Certification. Buyer shall have received a certification from the Shareholder under Section 1445(b)(2) of the Code and the rules and regulations thereunder, in a form reasonably acceptable to Buyer, stating the Shareholder's taxpayer identification number and that the Shareholder is not a foreign person (the "Section 1445(b)(2) Certificate").

         5.12. Transfer Taxes. Buyer shall have received, properly completed, all required transfer, stamp and other similar tax returns duly executed by the Shareholder in a form reasonably acceptable to Buyer (collectively, the "Transfer Tax Returns"), together with evidence reasonably satisfactory to Buyer that the Shareholder has paid all transfer, stamp and other similar taxes due or becoming due in connection with the transactions contemplated hereby.

         5.13. Due Diligence Review. Buyer shall be satisfied, in its sole discretion, with the results of its due diligence investigation of the Corporation, the Owned Property and the Leased Property.

         5.14. Resolutions of the Board of Directors. Buyer shall have received from the Shareholder a certified copy of the resolutions of the Board of Directors of the Shareholder approving this Agreement and authorizing the consummation of the transactions contemplated hereby (the "Shareholder Board Resolutions").

         5.15. Delivery of Stock Certificates. There will be delivered to Buyer by the Shareholder certificates representing the Shares, duly endorsed in blank for transfer or accompanied by duly executed stock powers endorsed in blank to the Buyer (the "Share Certificates").


                                                    ARTICLE VI
                                     CONDITIONS PRECEDENT TO THE OBLIGATION OF
                                             THE SHAREHOLDER TO CLOSE

         The obligation of Shareholder to enter into and complete the Closing is subject to the fulfillment, prior to or on the Closing Date, of each of the following conditions, any one or more of which may be waived by the Shareholder (except when the fulfillment of such condition is a requirement of law).

         6.01. Representations and Warranties. All representations and warranties of Buyer contained in this Agreement and in any written statement, schedule or other document delivered pursuant hereto or in connection with the transactions contemplated hereby shall be true and correct in all material respects as at the Closing Date, as if made at the Closing and as of the Closing Date.

     6.02. Covenants. Buyer shall have performed and complied in all material respects with all covenants and agreements required by this Agreement to be performed or complied with by it prior to or at the Closing.

     6.03. No Actions. No action, suit, proceedings, or investigation shall have been instituted, and be continuing, before a court or before or by a governmental body or agency, or have been threatened, and be unresolved, by any governmental body or agency to restrain or prevent, or obtain damages in respect of, the carrying out of the transactions contemplated hereby.

     6.04. Amendment of Lease. Effective as of the Closing Date, the Tops Operating Lease shall be executed.

     6.05. Lender Consent to Continuance of Mortgage. Effective as of the Closing Date, the Mortgage and all related obligations of the Corporation to the Lender shall remain in place pursuant to the Lender Consent.

     6.06. Transfer Taxes. The Buyer will have received properly completed transfer, documentary and stamp tax returns that may be required as a result of the transactions contemplated by this Agreement duly executed by the Shareholder in a form reasonably acceptable to the Buyer, together with evidence reasonably satisfactory to the Buyer that the

Shareholder shall have paid all transfer, documentary and stamp taxes due or becoming due in connection with the transactions contemplated hereby.


                                                    ARTICLE VII
                                                      CLOSING

         7.01. Location. The Closing provided for herein shall take place at the office of Jones, Day, Reavis & Pogue at 10:00 o'clock a.m. on November 5, 1997, or at such other time and place as may be mutually agreed to by the parties hereto. Such date is referred to in this Agreement as the "Closing Date."

         7.02. Items to be Delivered by the Shareholder. At the Closing, the Shareholder will deliver or cause to be delivered to Buyer:

                  (a)      the Share Certificates;

                  (b)      the Directors and Officers Resignation;

                  (c)      the Amendment;

                  (d)      the Lender Consent;

                  (e)      INTENTIONALLY OMITTD;

                  (f)      the Corporate Documents;

                  (g)      the Section 1445(b)(2) Certificate;

                  (h)      the Transfer Tax Returns;

                  (i)      the Shareholder Board Resolutions;

                  (j) such other certified resolutions, documents and certificates as are required to be delivered by the Shareholder pursuant to the provisions of this Agreement and such other agreements, documents or instruments as are customary for the consummation of the transactions contemplated hereby.

         7.03. Items to be Delivered by Buyer. At the Closing, Buyer will deliver or cause to be delivered to the Shareholder:

                  (a) A wire transfer of funds in the amount of the Purchase Price set forth in Section 1.02 hereof subject to all adjustments as set forth in Section 1.03 hereof;

                  (b)  Such   other   certified   resolutions,   documents   and
certificates as are required to be delivered by Buyer pursuant to the provisions of this Agreement.

                                                   ARTICLE VIII
                                   SURVIVAL OF REPRESENTATIONS; INDEMNIFICATION

         8.01. Survival. The parties hereto agree that none of their respective representations, warranties, covenants and agreements contained in this Agreement shall survive the Closing, except that (i) the representations and warranties contained in Section(s) 2.01, 2.03, 2.04, 2.06, 2.07, 2.08, 2.10,
2.11, 2.12, 2.13, 2.14, 2.15, 2.16, 2.17, 2.18, 2.19 and 2.20, shall survive the
Closing for a period of one (1) year; (ii) the representations and warranties contained in Sections 2.02 and 2.05 will survive the Closing for five years:
(iii) the representations and warranties contained in Section 2.09 will survive until the date 60 days after the expiration of the applicable statute of limitations; and (iv) the covenants and agreements in Section 1.04 will survive indefinitely.

         8.02. Indemnification by Shareholder. TAC agrees to save, defend and indemnify Buyer, its officers, directors, employees, agents and representatives (the "Indemnified Parties") against and hold them harmless from any and all liabilities, losses, claims, demands, obligations, damages, deficiencies, costs or expenses of every kind, nature and description, fixed or contingent (including, without limitation, counsel fees and expenses in connection with any action, claim or proceeding relating to such liabilities) arising out of (i) any transaction or event commencing or occurring on or prior to the Closing Date relating to the Corporation or its properties or business, which is not fully disclosed or provided for in the Balance Sheet, this Agreement or the several schedules and exhibits hereto, including, without limitation, any tax liabilities to the extent not so reflected or reserved against the Balance Sheet; (ii) a breach by the Shareholder or TAC of any representations or warranties contained in Article II; (iii) environmental damages, response costs (including response costs under CERCLA or any comparable state, local or foreign law), remediation expenses and disbursements resulting from or arising out of any action, suit or administrative proceeding brought by any person or entity or governmental authority and any settlement or compromise thereof, provided, however, that such damages and costs relate to Constituents of Concern which were discharged onto the Owned Property or Leased Property by the Corporation prior to the Closing Date; and (iv) any liability for transfer taxes in connection with the transaction contemplated by this Agreement.

         8.03. Defense of Claims. Buyer agrees to give written notice to TAC with reasonable promptness of any claim asserted against an Indemnified Party in respect of which TAC may be liable under this Agreement (a "Third Party Claim"), which notification shall be accompanied by a written statement setting forth the basis of such claim and the manner of calculation thereof. The giving of such written notice shall be a condition precedent to any liability of TAC hereunder. TAC shall have the right to defend any such claim at its own expense and with counsel of its choice and Buyer may participate in such defense, if it so chooses, with its own counsel and at its own expense; provided that TAC will be liable for the fees and expenses of counsel employed by the Buyer or any other Indemnified Party for any period during which TAC has not assumed the defense of the Third Party Claim whether or not TAC ultimately chooses to defend such Third Party Claim. The parties hereto will cooperate in the defense of any Third Party Claim whether or not TAC chooses to defend such Third Party Claim. Neither the Indemnified Party nor TAC will admit any liability with respect to, or settle, compromise or discharge, any such Third Party Claim without the prior written consent of the other, with consent will not be unreasonably withheld.

     8.04. Certain Limitations. The liability of TAC for claims under this Agreement shall be limited by the following:

                  (a) no claim for indemnification shall be asserted by Buyer under this Article VIII until the aggregate amount of all losses relating to this Agreement exceeds $100,000, and then only to the extent that such losses exceed $100,000.

                  (b) the amount of losses otherwise recoverable by Buyer under this Article VIII shall be reduced by the amount of insurance proceeds actually received and self-insured retentions applied by Buyer with respect to such losses.

                  (c) recovery against TAC under this Article VIII shall in no event exceed the Purchase Price.

                  (d) the liability of TAC to Buyer under this Article VIII shall be limited to the time period for the survival of the applicable representations and warranties under Section 8.01, except for any losses with respect to which the Buyer has given TAC written notice prior to such date.

         8.05. Indemnification by Buyer. The Buyer agrees to save, defend and indemnify the Shareholder and TAC, its officers, directors, employees, agents and representatives (the "Buyer Indemnified Parties") against and hold them harmless from any and all liabilities, losses, claims, demands, obligations, damages, deficiencies, costs or expenses of every kind, nature and description, fixed or contingent (including, without limitation, counsel fees and expenses in connection with any action, claim or proceeding relating to such liabilities) arising out of (i) any transaction or event commencing or occurring subsequent to the Closing Date relating to the Corporation or its properties or business;
(ii) a breach by the Buyer of any obligation to the Lender, its successors or assigns pursuant to the Mortgage or any agreement executed and delivered to the Lender in connection therewith; (iii) any claim against TAC by LaSalle (as hereafter defined), its successors or assigns, pursuant to that certain Reaffirmation of Environmental Indemnity Agreement and Consent of Indemnitors (other than any claim in respect of which TAC is obligated to indemnify the Buyer pursuant to Section 8.02(iii)), or that certain Reaffirmation of Guaranty of Payment and Consent of Indemnitor, both dated the date hereof, by and between the Corporation and TAC and LaSalle National Bank, as Trustee for the Registered Holders of Chase Commercial Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 1996-1 ("LaSalle"), or the Environmental Indemnity Agreement or Guaranty referred to therein.

         8.06. Defense of Claims. The affected Buyer Indemnified Party agrees to give written notice to the Buyer with reasonable promptness of any claim asserted against any Buyer Indemnified Party in respect of which the Buyer may be liable under Section 8.05 of this Agreement (a "Seller Claim"), which notification shall be accompanied by a written statement setting forth the basis of such claim and the manner of calculation thereof. The giving of such written notice shall be a condition precedent to any liability of the Buyer hereunder. The Buyer shall have the right to defend any such claim at its own expense and with counsel of its choice and the Buyer Indemnified Party may participate in such defense, if it so chooses, with its own counsel and at its own expense; provided that the Buyer will be liable for the fees and expenses of counsel employed by the Buyer Indemnified Party for any period during which the Buyer has not assumed the defense of the Seller Claim whether or not the Buyer ultimately chooses to defend such Seller Claim. The parties hereto will cooperate in the defense of any Seller Claim whether or not the Buyer chooses to defend such Seller Claim. Neither the Buyer Indemnified Party nor the Buyer will admit any liability with respect to, or settle, compromise or discharge, any such Seller Claim without the prior written consent of the other, which consent will not be unreasonably withheld.

         8.07. Rights Without Prejudice. The rights of Buyer and any Buyer Indemnified Party under this Article VIII are without prejudice to any other rights or remedies that it or they may have by reason of this Agreement or as otherwise provided by law. The rights of Shareholder and any Buyer Indemnified Party under this Article VIII are without prejudice to any other rights or remedies that it or they may have by reason of this Agreement or as otherwise provided by law.

                                                    ARTICLE IX
                                                      WAIVER

         9.01. Waiver. Any condition to the performance of the Shareholder or Buyer which legally may be waived on or prior to the Closing Date may be waived at any time by the party entitled to the benefit thereof by action taken or authorized by an instrument in writing executed by the relevant party or parties. The failure of any party at any time or times to require performance of any provision hereof shall in no manner affect the right of such party at a later time to enforce the same. No waiver by any party of the breach of any term, covenant, representation or warranty contained in this Agreement as a condition to such party's obligations hereunder shall release or affect any liability resulting from such breach, and no waiver of any nature, whether by conduct or otherwise, in any one or more instances, shall be deemed to be or construed as a further or continuing waiver of any such condition or of any breach of any other term, covenant, representation or warranty of this Agreement.

                                                     ARTICLE X
                                             MISCELLANEOUS PROVISIONS

         10.01. Expenses. Each of the parties hereto shall bear its own expenses in connection herewith.

         10.02. Confidential Information. Each party agrees that such party and its representatives will hold in strict confidence all information and documents received from the other parties and, if the transactions herein contemplated shall not be consummated, each party will continue to hold such information and documents in strict confidence and will return to such other party all such documents (including the documents annexed to this Agreement) then in such receiving party's possession without retaining copies thereof; provided, however, that each party's obligations under this Section 10.02 to maintain such confidentiality shall not apply to any information or documents that are in the public domain at the time furnished by the other or that become in the public domain thereafter through any means other than as a result of any act of the receiving party or of its agents, officers, directors or shareholders which constitutes a breach of this Agreement, or that are required by applicable law to be disclosed.

         10.03. Modification, Termination or Waiver. This Agreement may be amended, modified, superseded or terminated, and any of the terms, covenants, representations, warranties or conditions hereof may be waived, but only by a written instrument executed by the party waiving compliance. The failure of any party at any time or times to require performance of any provision hereof shall in no manner affect the right of such party at a later time to enforce the same.

         10.04. Publicity. The Shareholder on one hand, and Buyer on the other hand, each agrees not to disclose to any person or entity or to make any public statement of the transactions proposed by this Agreement without the prior written consent of the other party hereto, except any such disclosure required by law. Notwithstanding the preceding sentence, the Corporation, the Shareholder and Buyer understand that certain disclosures regarding the transactions contemplated by this Agreement must be made to parties whose consent or approval may be required in connection with the transactions contemplated by this Agreement, and to the attorneys, accountants and other professional advisors of the parties hereto, and that such disclosures may be made without any prior written consent.

         10.05. Notices. Any notice or other communication required or which may be given hereunder shall be in writing and either be delivered personally or by reputable overnight delivery service, or be mailed, certified or registered mail, postage prepaid, as follows:

     If to the Shareholder, to: the addresses above written

                     With a copy to:
                     Joseph M. Oriolo, Esq.
                     Greenbaum, Rowe, Smith, Ravin, Davis & Himmel 99 Wood Ave. South
                     Iselin, NJ 08830

     and if to Buyer, to: the address above written, attention James Stomber, Esq.

         The parties may change the persons and addresses to which the notices or other communications are to be sent to it by giving written notice of any such change in the manner provided herein for giving notice.

         10.06. Binding Effect and Assignment. This Agreement shall be binding upon and inure to the benefit of the successors and assigns of the parties hereto; provided, however, that no assignment of any rights or delegation of any obligations provided for herein may be made by any party without the express consent of the other party.

     10.07. Entire Agreement. This Agreement contains the entire agreement between the parties with respect to the subject matter hereof.

     10.08. Exhibits and Schedules. All Exhibits and Schedules annexed hereto and the documents and instruments referred to herein or required to be delivered simultaneously herewith or at the Closing are expressly made a part of this Agreement as fully as though completely set forth herein, and all references to this Agreement herein or in any of such Exhibits, Schedules, documents or instruments shall be deemed to refer to and include all such Exhibits, Schedules, documents and instruments.

     10.09. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York applicable to agreements made and to be performed entirely within that state, excluding the choice of law rules thereof.

     10.10. Choice of Forum; Consent to Service of Process and Jurisdiction. Any suit, action or proceeding brought in connection with this Agreement or any document executed in connection herewith may be brought solely in the courts of the State of New York located in New York County, or in the United States courts for the Southern District of New York and all parties to this Agreement hereby submit to the exclusive jurisdiction of such courts for the purpose of any such suit, action or proceeding. Each party hereby irrevocably waives any objection which it may now or hereafter have to the laying of venue of any suit, action or proceeding brought in such courts and hereby further irrevocably waives any claim that any such suit, action or proceeding brought in any such court has been brought in any inconvenient forum.

         EACH PARTY HERETO WAIVES ALL RIGHTS TO TRIAL BY JURY IN ANY SUCH SUIT, ACTION OR PROCEEDING BROUGHT BY EITHER PARTY HERETO
AGAINST THE OTHER PARTY HERETO.

         10.11. No Third Party Beneficiaries. Except as specifically set forth or referred to herein, nothing herein is intended or shall be construed to confer upon any person or entity other than the parties hereto and their successors or assigns, any rights or remedies under or by reason of this Agreement.

         10.12. Severability. If any term, provision, covenant or restriction of this Agreement is held by a court of competent jurisdiction to be invalid, void or unenforceable, the remainder of the terms, provision, covenants and restrictions of this Agreement shall remain in full force and effect and shall in no way be affected, impaired or invalidated.

         10.13. Specific Performance. The Shareholder acknowledges that money damages would not be a sufficient remedy for any breach by it of this Agreement and agrees that Buyer shall be entitled to specific performance and injunctive relief as remedies for any breach by the Shareholder.

         10.14. Remedies Cumulative. Except as otherwise provided herein, the remedies provided herein shall be cumulative and shall not preclude the assertion by any party hereto of any other rights or the seeking of any other remedies against any other party hereto.

     10.15. Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed to be an original, but which together shall constitute one and the same instrument.

     10.16. Section Headings. The section headings contained in this Agreement are inserted for convenience of reference only and shall not affect the meaning or interpretation of this Agreement.

         WITNESS the execution of this Agreement as of the date first above written.

                                                     SHAREHOLDER:
                                                     TOPS APPLIANCE CITY OF
                                                       NEW YORK, INC.
Attest:
/s/Alexander Burlotos                            /s/Thomas Zambelli
___________________________                  By:________________________________
Alexander Burlotos, Assistant Secretary          Thomas Zambelli, Vice President

                                     BUYER:
Witness:
                                                     SSP, L.L.C.
/s/James F. Stomber                             /s/Steven C. Witkoff
___________________________________          By:________________________________
James F. Stomber, Counsel                     Steven C. Witkoff, Managing Member
                                      TAC:
                                                TOPS APPLIANCE CITY, INC.
Attest:

/s/ Alexander Burlotos                          /s/ Thomas Zambelli
___________________________________          By:________________________________
Alexander Burlotos, Assistant Secretary         Thomas Zambelli,
                                                Senior Vice President

                                            TOPS APPLIANCE REALTY, INC.

                                             STOCK PURCHASE AGREEMENT

                                                 LIST OF SCHEDULES


Schedule 2.04                               Agreements Breached by Execution of Stock Purchase
                                            Agreement; Consents

Schedule 2.06                               Exceptions to GAAP preparation

Schedule 2.06(b)                            Attach copies of Balance Sheets

Schedule 2.07                               Debts, Liabilities and Obligations not on Balance Sheet of
                                            the Company

Schedule 2.08                               Adverse Developments

Schedule 2.09                               Taxes

Schedule 2.09(a)(ii)                        List of Jurisdictions

Schedule 2.09(a)(xiv)                       Adjusted Basis in Assets

Schedule 2.10                               Liens and Licensing Agreements

Schedule 2.11                               Pending Litigation

Schedule 2.12                               Attach copy of Title Policy

Schedule 2.12(b)                            Landlord Consent

Schedule 2.12(c)                            Improvements to Owned Property

Schedule 2.13                               Listed Agreements

Schedule 2.14                               Permits and Licenses

Schedule 2.15                               Banking Arrangements

Schedule 2.20                               Insurance Policies

Schedule 2.21                               Suppliers


                                            TOPS APPLIANCE REALTY, INC.


                                             STOCK PURCHASE AGREEMENT














November 5, 1997

                                                   Schedule 2.04

                                                     Consents

NONE, except consent of Lender is required.

                                                   Schedule 2.06

                                          Exceptions to GAAP preparation

NONE

                                                 Schedule 2.06(b)

                                                  Balance Sheets

See attached.

                                                   Schedule 2.07

                                        Debts, Liabilities and Obligations
                                        not on Balance Sheet of the Company

NONE

                                                   Schedule 2.08

                                               Adverse Developments


NONE, except that from time to time, the Corporation has distributed dividends to the Shareholder in amounts equal to or less than net operating profits of the Corporation during the fiscal period immediately preceding such distribution.

                                                   Schedule 2.09

                                                       Taxes

TAC is currently undergoing sales and use tax audits by the States of New Jersey and New York. TAC may have executed waivers of applicable statutes of limitations with respect to such audits.

                                               Schedule 2.09(a)(ii)

                                                   Jurisdictions

New York State

                                               Schedule 2.09(a)(xiv)

                                             Adjusted Basis in Assets

See attached.

                                                   Schedule 2.10

                                          Liens and Licensing Agreements


NONE,  except the  Mortgage  from  Lender and  exceptions  to title  policy (see
Schedule 2.12).

                                                   Schedule 2.11

                                                Pending Litigation

NONE

                                                   Schedule 2.12

                                               Copy of Title Policy

See attached.

                                                 Schedule 2.12(b)

                                                 Landlord Consent

The Leased Property is subject to the Mortgage and the Lender's consent is required.

                                                 Schedule 2.12(c)

                                          Improvements to Owned Property

NONE

                                                   Schedule 2.13

                                                 Listed Agreements

NONE, except the Mortgage and the following additional agreements with the Lender, all dated July 28, 1995 (or otherwise as noted):

Environmental Indemnity Agreement
Assignment of Permits and Contracts with Respect to the Property
Replacement Reserve and Security Agreement
Tenant Improvement, Leasing Commission and Debt Service Reserve and Security Agreement Post-Closing Undertaking Letter Commitment Letter relating to the above indebtedness, dated April 26, 1995, as amended May 19, 1995, June 1, 1995, June 8, 1995, June 19, 1995, and June 27, 1995.

                                                   Schedule 2.14

                                               Permits and Licenses



1.       Certificates of Occupancy
2.       Business License for Electronics Store*
3.       Business License as Electronic Home Appliance Dealer*


*Held by Tops Appliance City, Inc., as Tenant

                                                   Schedule 2.15

                                               Banking Arrangements


Financial                                                                       Authorized
Institution                                 Type                                Persons

Chase Manhattan Bank                        Investment Acct.
                                            Acct. #1130171


Chase Manhattan Bank                        Money Market Acct.
                                            Acct. #006-991912

Summit Bank                                 Money Market Business               Robert Gross
                                            (Checking)                          Philip Schmidt
                                            Acct. #093709452                    Richard Jones
                                                                                Sandy Belli

Chase Manhattan                             Mortgage Loan



                                                   Schedule 2.20

                                                Insurance Policies

Insurance                           Type of                           Expiration
Company                             Insurance                          Date                      Deductible

Liberty Mutual                      General Liability                  9/03/97                   $0

Liberty Mutual                      Property                           10/11/97                  $25,000

Liberty Mutual                      Boiler and Machinery               10/11/97                  $25,000

New Jersey Manufacturers            Workers compensation               9/03/97                   $0


                                                   Schedule 2.21

                                                     Suppliers

NONE

                                                   Exhibit 5.07

                                             FIRST AMENDMENT TO LEASE

     This is a First Amendment ("FIRST AMENDMENT") dated November 5, 1997, to Lease (the "Lease") dated July 28, 1995 between Tops Appliance Realty, Inc. ("Landlord") and Tops Appliance City, Inc. ("Tenant").

         1. ARTICLE 3 of the Lease shall be deleted in its entirety and the following paragraph shall be substituted in its place:

                                                  ARTICLE 3. TERM

                  3.1 The term of the Lease (the "Initial Term") shall commence on the date of this First Amendment (hereinafter called the "Commencement Date") and shall end at noon of the last day of the calendar month preceding the twenty-fifth anniversary of the Commencement Date, which ending date is hereinafter called the "Expiration Date", or shall end on such earlier date upon which said term may expire or be cancelled or terminated pursuant to any of the terms or covenants of this Lease or pursuant to law.

                  3.2 Provided Tenant shall not then be in default of this Lease, Tenant shall have the option, exercisable by giving notice to the Landlord not less than six months before the end of the Initial Term, to extend the term of this Lease for a further period of ten years following the end of the Initial Term (herein referred to as the "First Option Term") at the base rent set forth in Schedule A below, attached hereto and made a part hereof, and otherwise upon the same terms, covenants and conditions set forth herein. Each rent increase shall take effect on November 1 of each year during the Initial Term, the First Option Term and the Second Option Term.

                  3.3 Provided Tenant shall not then be in default of this Lease, and shall have exercised the option provided in Paragraph 3.2 of this Article, Tenant shall have the further option, exercisable by giving notice to the Landlord not less than six months before the end of the First Option Term, to extend the term of this Lease for a further period of ten years following the end of the First Option Term (herein referred to as the "Second Option Term") at the base rent set forth in Schedule A below, attached hereto and made a part hereof, and otherwise upon the same terms, covenants and conditions set forth herein.

                  3.4 Unless the context otherwise requires, all references herein to the term of this Lease shall mean the Initial Term, as extended as provided herein.

         2. Paragraph 4.1(a) shall be deleted in its entirety and the following paragraph shall be substituted in its place:

                  (a) Fixed annual rental shall be payable as follows in equal monthly installments in advance on the first day of each and every month during the term of this Lease, in the amount set forth for each year on Schedule A, attached hereto and made a part hereof.

         3. The last sentence of Paragraph 17.1 of the Lease shall be deleted in its entirety and the following sentence shall be substituted in its place:

                  Landlord agrees to obtain for the benefit of Tenant a non-disturbance agreement in form and substance reasonably satisfactory to Tenant from each mortgagee of Landlord.

         4. The following Article 34 shall be added to the Lease:

                                           ARTICLE 34. SECURITY DEPOSIT

                           Tenant shall  deposit  with The Witkoff  Group LLC in
                  escrow the sum of Five Hundred Thousand ($500,000) Dollars (the "Security Deposit") as security for the faithful performance of Tenant's obligations hereunder. If Tenant fails to pay rent payable hereunder, or otherwise defaults with respect to any provision of this Lease after notice and expiration of any applicable grace periods, Landlord may at its option use, apply and retain all or any portion of the Security Deposit (i) to remedy Tenant's defaults in the payment of rent pursuant to the terms hereof, (ii) to repair any damage to the Premises, (iii) to clean and otherwise maintain the Premises, or (iv) to compensate Landlord for any other loss or damage which Landlord may suffer thereby.

                           Notwithstanding   anything  to  the  contrary  above,
                  Landlord agrees that the Security Deposit or any portion thereof which is being held by Landlord or its counsel, shall yield interest for the benefit of Tenant (provided Tenant is not then in default) at the rate of interest earned by Landlord with respect thereto, less one percent (1%) per annum. Provided Tenant is not then in default, 20% of the Security Deposit and all accrued interest thereon shall be returned to Tenant commencing on the second annual anniversary date of this Lease and continuing on each of the following four annual anniversary dates.

         5. The following Article 35 shall be added to the Lease:

                           Tenant shall pay  Landlord the sum of FIFTY  THOUSAND
                  DOLLARS ($50,000.00) per annum in quarterly installments of TWELVE THOUSAND FIVE HUNDRED DOLLARS ($12,500.00) each quarter, until the earlier of (a) August 1, 2005, or (ii) that certain date when Landlord's note and mortgage, each dated July 28, 1995, with Chase Manhattan Bank (successor to Chemical Bank), is satisfied and/or refinanced (the "Fee Termination Date"). The first quarterly payment shall be made on April 1, 1998, which payment shall cover the period of January 1, 1998 through March 31, 1998, and thereafter the quarterly payments shall be made on April 1st, July 1st, October 1st and January 1st of each year until the Fee Termination Date. Additionally, on January 1, 1998, Tenant shall pay Landlord a prorated fee for the period commencing November 5, 1997 until December 31, 1997, in the amount of SEVEN THOUSAND SIX HUNDRED EIGHT DOLLARS ($7,608.00).

         6. Paragraph 4.1(b), Lines 5 through 7 of the Lease shall be amended so that the words "and any Landlord Mortgagee (as defined in Section 17.1 hereof)" shall be deleted. Additionally, the third sentence of Paragraph 10.1, which states, "Tenant further agrees to undertake and perform any and all repairs if, when and as required by, and to the satisfaction of, any Landlord Mortgagee (as defined in Section 17.1 hereof)." shall be deleted in its entirety. The foregoing two Lease modifications in this Paragraph 6 of the Amendment shall only become effective upon the earlier of (i) August 1, 2005, or (ii) the Fee Termination Date, as defined in Paragraph 5 above.

         7. Except as modified herein, the Lease shall remain in full force and effect.

         IN WITNESS WHEREOF, Landlord and Tenant have executed this First Amendment to Lease as of the date set forth below.

ATTEST:                                              TOPS APPLIANCE REALTY, INC.

_______________________________                   By:___________________________
Lee Feld, Secretary                                 Steven C. Witkoff, President


ATTEST:                                              TOPS APPLIANCE CITY, INC.

________________________________                  By:___________________________
Alexander Burlotos, Asst. Secretary                  Thomas L. Zambelli,
                                                     Sr. Vice President



Dated: November 5, 1997

                                                    SCHEDULE A

       Year              Annual Rent              Monthly Rent
          1             2,170,000.00                180,833.33
          2             2,170,000.00                180,833.33
          3             2,170,000.00                180,833.33
          4             2,170,000.00                180,833.33
          5             2,170,000.00                180,833.33
          6             2,213,400.00                184,450.00
          7             2,257,668.00                188,139.00
          8             2,302,821.36                191,901.78
          9             2,348,877.79                195,739.82
         10             2,395,855.34                199,654.61
         11             2,443,772.45                203,647.70
         12             2,492,647.90                207,720.66
         13             2,542,500.86                211,875.07
         14             2,593,350.87                216,112.57
         15             2,645,217.89                220,434.82
         16             2,698,122.25                224,843.52
         17             2,752,084.69                229,340.39
         18             2,807,126.39                233,927.20
         19             2,863,268.92                238,605.74
         20             2,920,534.29                243,377.86
         21             2,978,944.98                248,245.42
         22             3,038,523.88                253,210.32
         23             3,099,294.36                258,274.53
         24             3,161,280.24                263,440.02
         25             3,224,505.85                268,708.82
      First                   Option                     Term:
---------------------------------------------------------------
         26             3,288,995.97                274,083.00
         27             3,354,775.89                279,564.66
         28             3,421,871.40                285,155.95
         29             3,490,308.83                290,859.07
         30             3,560,115.01                296,676.25
         31             3,631,317.31                302,609.78
         32             3,703,943.65                308,661.97
         33             3,778,022.53                314,835.21
         34             3,853,582.98                321,131.91
         35             3,930,654.64                327,554.55

     Second                   Option                     Term:
---------------------------------------------------------------
         36             4,009,267.73                334,105.64
         37             4,089,453.08                340,787.76
         38             4,171,242.15                347,603.51
         39             4,254,666.99                354,555.58
         40             4,339,760.33                361,646.69
         41             4,426,555.54                368,879.63
         42             4,515,086.65                376,257.22
         43             4,605,388.38                383,782.36
         44             4,697,496.15                391,458.01
         45             4,791,446.07                399,287.17

                                  Exhibit 10.34

                                           DEBENTURE EXCHANGE AGREEMENT

                  Debenture Exchange Agreement dated as of August 20, 1997, by and between Tops Appliance City, Inc., a New Jersey corporation ("Tops"), having an address at 45 Brunswick Avenue, CN 14, Edison, New Jersey 08818 and BEA ASSOCIATES, a New York partnership ("BEA"), having an address at 153 East 53rd Street, New York, New York 10022.
                  WHEREAS, pursuant to an indenture (the "Indenture") dated as of November 30, 1993 by and between Tops and Midlantic National Bank as Trustee, Tops issued $40,000,000 in principal amount of its 6 1/2 Convertible Subordinated Debentures due 2003 (the "Debentures"); and
                  WHEREAS, BEA, on behalf of itself and the accounts it manages, is the registered and beneficial owner of $15,375,000 in principal amount of the Debentures (the "BEA Debentures"); and
                  WHEREAS, BEA has agreed to exchange the BEA Debentures for a new debenture (the "New Debenture") having the terms and conditions set forth in this Agreement, all on the terms and conditions set forth in this Agreement; and
                  WHEREAS, Tops has agreed to issue the New Debentures to BEA in exchange for the BEA Debentures, all on terms and conditions set forth in this Agreement;
                  NOW, THEREFORE, in consideration of the foregoing and the mutual covenants contained herein, Tops and BEA agree as follows:
                  1. Effective September 1, 1997 (the "Effective Date"), BEA will sell, transfer and assign all of its right, title and interest in and to the BEA Debentures to Tops in exchange for the consideration set forth in paragraph 2 of this Agreement. BEA will deliver to Tops certificate(s) representing the BEA Debentures along with bond powers or similar transfer instrument, duly endorsed for transfer, or take such other steps as may be reasonably appropriate and necessary in order to effect the transfer and assignment of the BEA Debentures to Tops.
                  2. In consideration of the purchase of the BEA Debentures from BEA, on the Effective Date, Tops will issue and deliver to BEA a certificate or certificates representing New Debentures in the principal amount of Seven Million Six Hundred Eighty Seven Thousand Five Hundred and No/00 ($7,687,500.00) Dollars. The New Indenture shall be in form of Exhibit A attached to this Agreement.
                  3. The New Debentures will be freely tradeable and have the same terms and conditions as the Debentures, including without limitation the same interest rate and interest payment dates, subject to the following exceptions:
               a. The conversion price of the New Debentures will
be One and 75/00 Dollars ($1.75) per share of Tops common stock; provided that the New Debentures may not be converted to common stock prior to February 28, 1999; and provided further that if, upon conversion BEA owns 12.5% of the outstanding common stock of Tops, it shall have the right to designate one director, and if BEA owns 25% of such outstanding stock, it shall have the right to designate two directors; and
               b. The New Debentures will rank pari passu with the
Debentures in respect of the payment of principal and interest; and
               c.  Tops will have no right to effect an optional
redemption of the New Debentures; and
                d. In the event a third party offers to purchase all of the common stock of Tops or the securities held by BEA at a price in excess of $1.75 per share and Tops' Board of Directors rejects such an offer, BEA may convert its New Debentures and sell to such third party, subject to a right of first refusal in favor of Tops for thirty (30) days.
                  4. On or before October 31, 1997, Tops will prepare, execute and file with the Securities and Exchange Commission a registration statement on Form S-3 or such other form as Tops may be qualified to use for the purpose of registering the New Debentures and the common stock of Tops issuable upon conversion of the New Debentures under the Securities Act of 1933, as amended (the "Act"), and will thereafter cause such registration statement to become effective under the Act.
                  5. Tops hereby represents to BEA that the execution, delivery and performance of this Agreement has been duly authorized by all necessary and appropriate corporate action by Tops, that this Agreement constitutes the legal and binding obligation of Tops, enforceable against Tops in accordance with its terms, and that the New Debentures have been duly authorized and will be validly issued by Tops and will constitute the valid and binding obligation of Tops in accordance with their terms.
                  6. BEA represents to Tops that the execution, delivery and performance of this Agreement has been duly authorized and approved by all necessary corporate action on the part of BEA and that this Agreement constitutes the binding obligation of BEA, enforceable against BEA in accordance with its terms.
                  7. The parties acknowledge that, if required, Tops will take all appropriate action to offer to all other holders of Debentures the right to receive New Debentures on the same terms and conditions as applied to BEA pursuant to this Agreement. Such action will be taken in accordance with all requirements of the Indenture, the Act and any other agreement, statute, law or regulation binding upon or applicable to Tops. Tops agrees that it will provide to any such holder terms no more favorable to such holder than the terms applicable to BEA and the New Debentures under this Agreement. To the extent necessary or appropriate, if Tops issues additional New Debentures pursuant to an indenture or other agreement, BEA agrees to execute (if applicable) and be bound by the terms of such indenture or agreement, provided that such terms are no more burdensome or detrimental to BEA than the terms of this Agreement.
                  8. This Agreement constitutes the entire agreement between Tops and BEA relating to the subject matter hereof, shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns; may be amended only in writing signed by the parties hereto, and shall be governed by the laws of the State of New Jersey, excluding the conflicts law provisions of such state.
                  IN WITNESS WHEREOF, this Agreement has been executed and delivered as of the date first written above.

                                                    TOPS APPLIANCE CITY, INC.


                                                     /s/Robert Gross
                                                  BY:________________________

                                                        Robert Gross
                                                  NAME:______________________

                                                        Chairman/CEO
                                                  TITLE:_____________________



                                                     BEA ASSOCIATES

                                                        /s/Todd M. Rice
                                                  BY:________________________

                                                         Todd M. Rice
                                                   NAME:______________________

                                                         Senior Vice President
                                                   TITLE:_____________________

                                            EXHIBIT A



                                     TOPS APPLIANCE CITY, INC.

                          6 1/2% Convertible Subordinated Debenture Due 2003



                                                      CUSIP #


                                                      $_______________________



                                             TOPS APPLIANCE CITY, INC.

promises  to  pay  to  ___________________________________,  or  its  registered
assigns,       the       principal       sum      of       _____________________
____________________________________  (or greater or lesser  amount as indicated
on the Schedule of Exchanges of Definitive Securities on the reverse hereof) Dollars on November 30, 2003, and to pay interest thereon as provided on the reverse hereof until the principal hereof is paid or duly provided for.

Interest Payment Dates:  February 28 and August 31.

Record Dates:  February 15 and August 15.

         The provisions on the back of this certificate are incorporated as if set forth on the face hereof.

         IN WITNESS WHEREOF, TOPS APPLIANCE CITY, INC. has caused this instrument to be duly signed.


Authenticated:                                       TOPS APPLIANCE CITY, INC.

First National Bank of
  Chicago, as Registrar                            By:_________________________
                                                        Philip M. Schmidt
                                                            President
By:__________________________
    Authorized Officer

Dated:_______________________                      By:_________________________
                                                         Thomas L. Zambelli
                                                        Chief Financial Officer

                                            EXHIBIT 22

                                    SUBSIDIARIES OF THE REGISTRANT







Tops Appliance City of New York, Inc.

                                           Exhibit 24.1

                                    CONSENT OF INDEPENDENT AUDITORS



To Tops Appliance City, Inc.:

As indepenedent public accountants, we hereby consent to the incorporation by reference of our report dated February 18, 1998, included in this Form 10-K, into Tops Appliance City, Inc.'s previously filed Registration Statements on Form S-8 No. 33-54180 pertaining to the Section 401(k) Salary Savings Plan and Trust of Tops Appliance City, Inc. and on Form S-8 No. 33-68508 pertaining to the Tops Appliance City, Inc. Employee Stock Purchase Plan.


                                                        Arthur Andersen L.L.P.



Roseland, New Jersey
March 30, 1998

                          Exhibit 24.2


                 Consent of Independent Auditors


     We consent to the incorporation by reference in the Registration Statements
(1) Form S-8 No. 33-54180, pertaining to the Section 401(k) Salary Savings Plan and Trust of TOPS Appliance City, Inc. and (2) Form S-8 No. 33-68508, pertaining to the TOPS Appliance City, Inc. Employee Stock Purchase Plan, of our report dated April 15, 1997 with respect to the consolidated financial statements and schedule of TOPS Appliance City, Inc. included in the Annual Report (Form 10-K), for the year ended December 30, 1997.



                                                           ERNST & YOUNG LLP



MetroPark, New Jersey
March 24, 1998