Form 10-Q
period 1998-03-31
TOPS APPLIANCE CITY INC
filed 1998-05-15
CIK 888470

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q




(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                       For the period ended March 31, 1998

(  )   Transition Report pursuant to Section 13 or 15 (d) of the
Securities and Exchange Act of      1934    For the transition
period from ___________ to _____________

                         Commission File Number 0-20498

                            TOPS APPLIANCE CITY, INC.
             (Exact name of registrant as specified in its charter)

NEW JERSEY                                   22-3174554
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

                        ( X )  Yes  (   )  No

Number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1998.





                                 7,294,901    Shares




                            TOPS APPLIANCE CITY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                (Unaudited)



                                                          March 31, 1998 December 30, 1997
         ASSETS                                          --------------  -----------------

Current Assets:
         Cash and cash equivalents .....................     $ 3,149          $ 2,368
         Accounts receivable, net ......................       1,072            1,101
         Merchandise inventory .........................      52,077           53,895
         Prepaid expenses and other current assets .....       2,744            2,080
                                                             -------          -------
                  Total current assets .................      59,042           59,444

Property, equipment & leasehold improvements, net ......      12,332           13,196
Deferred taxes .........................................       2,940            2,940
Other assets ...........................................       2,454            2,529
                                                             -------          -------
                                                             $76,768          $78,109

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
         Accounts payable ..............................     $ 9,189          $ 6,551
         Accrued liabilities and income taxes ..........       2,925            3,637
         Sales tax payable .............................         908            1,477
         Customer deposits .............................       4,289            4,276
         Short-term borrowings .........................      24,511           23,558
         Deferred taxes ................................       2,940            2,940
                                                             -------          -------
                  Total current liabilities ............      44,762           42,439


Long-term debt, net of current portion .................      28,993           30,993
Deferred rent ..........................................       1,782            1,801
Other liabilities ......................................         794              758

Shareholders' equity ...................................         437            2,118
                                                             -------          -------
                                                             $76,768          $78,109
                                                             =======          =======


See accompanying notes.

                           TOPS APPLIANCE CITY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              THREE MONTHS ENDED MARCH 31, 1998 AND APRIL 1, 1997
                  (Dollars in thousands except per share data)
                                   (Unaudited)





                                                     1st Quarter     1st Quarter
                                                        1998             1997
                                                     ----------      -----------

Net sales and service revenues ...................   $    61,373    $    64,490
Cost of sales ....................................        47,770         50,523
                                                     -----------    -----------
Gross profit .....................................        13,603         13,967


Selling, general and administrative expenses .....        14,974         16,190
                                                     -----------    -----------
Loss from operations .............................        (1,371)        (2,223)


Interest expense .................................        (1,169)        (1,630)
                                                     -----------    -----------
Loss before benefit for income taxes and
 extraordinary item ..............................        (2,540)        (3,853)

Benefit for income taxes .........................             0              0
                                                     -----------    -----------
Loss before extraordinary item ...................        (2,540)        (3,853)

Extraordinary item - gain on debt extinguishment .           859              0

Net loss .........................................   ($    1,681)   ($    3,853)
                                                     ============   ===========
Net loss per common share before
  extraordinary item .............................   ($     0.35)   ($     0.53)

Income per common share applicable to
 extraordinary item ..............................          0.12              0
                                                     -----------    -----------
Basic and diluted net loss per common share          ($     0.23)   ($     0.53)
                                                     ===========    ===========

Common shares outstanding ........................     7,294,901      7,277,229
                                                     ===========    ===========




See accompanying notes.

                            TOPS APPLIANCE CITY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               THREE MONTHS ENDED MARCH 31, 1998 AND APRIL 1, 1997
                             (Dollars in thousands)
                                   (Unaudited)



                                                         For the Three Months Ended
                                                        March 31, 1998  April 1, 1997
                                                        --------------  ------------
Cash flow from operating activities:
Net loss .................................................   ($1,681)   ($3,853)
Adjustments to reconcile net loss
   to net cash provided by (used in) operating activities:

         Depreciation and amortization ...................     1,009      1,205
         Deferred rent ...................................       (19)        83
         Extraordinary gain on debt extinguishment .......      (859)
         Accounts receivable, net.........................        29        (74)
         Inventory .......................................     1,818        164
         Prepaid expenses and other current assets .......      (664)        61
         Accounts payable ................................     1,837        766
         Sales tax payable ...............................      (569)      (759)
         Accrued liabilities and income taxes payable ....      (712)    (1,730)
         Customer deposits ...............................        13       (337)
         Other assets ....................................       (43)      (104)
         Other liabilities ...............................        36         25
                                                             -------    -------
Net cash provided by (used in) operating activities ......       195     (4,553)

Cash flows from investing activities:
         Capital expenditures, net of disposals ..........       (27)      (232)
                                                             -------    -------
Net cash used in investing activities ....................       (27)      (232)

Cash flows from financing activities:

         Short-term borrowings ...........................       953      4,976
         Cash overdrafts .................................       801        252
         Notes payable ...................................    (1,141)       (78)
         Related party repayments ........................         0       (195)
                                                             -------    -------
Net cash provided by financing activities ................       613      4,955
                                                             -------    -------
Increase in cash and cash equivalents ....................       781        170

Cash and cash equivalents, beginning of period ...........     2,368      2,147
                                                             -------    -------
Cash and cash equivalents, end of period .................   $ 3,149    $ 2,317
                                                             =======    =======



See accompanying notes

                           TOPS APPLIANCE CITY, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE      1.

The accompanying  condensed consolidated financial statements (unaudited) should
be  read  in  conjunction  with  the  consolidated   financial   statements  and
disclosures included in the Company's 1997 Annual Report on Form 10-K.

The condensed consolidated financial statements (unaudited) include all adjustments (consisting of normal recurring items) which management considers necessary to present fairly the financial position and results of operations of the Company for the three months ended March 31, 1998 and April 1, 1997.

Included in accounts payable is a cash overdraft balance of $2,981,000 and $2,180,000 at March 31, 1998 and December 30, 1997, respectively.

The results for the interim periods presented may not be indicative of results for the full year.

Certain prior year amounts may have been reclassified to conform to current year presentation.

NOTE       2.

During the first quarter of 1998, the Company repurchased $2,000,000 face value of 6 1/2% Original Subordinated Debentures for a purchase price of $1,100,000. Including the write-off of capitalized loan fees, a net extraordinary gain of $859,000 was recorded.

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

Results of Operations

         The following table sets forth certain items in the Company's Condensed Consolidated Statements of Operations expressed as a percentage of net sales and service revenues:

                                                    Percentage of Net Sales and Service Revenue
                                                              Three Months Ended

                                                       March 31, 1998          April 1, 1997
                                                       --------------          ------------
Net sales and service revenues .....................         100.0%               100.0%

Cost of sales ......................................          77.8                 78.4
                                                             -----                -----
Gross profit .......................................          22.2                 21.6

Selling, general and administrative expenses .......          24.4                 25.1
                                                             -----                -----
Loss from operations ...............................          (2.2)                (3.5)

Interest expense ...................................          (1.9)                (2.5)
                                                              -----               -----
Loss before benefit for income taxes and ...........          (4.1)                (6.0)
extraordinary item

Benefit for income taxes ...........................           0.0                  0.0
                                                             -----                -----
Loss before extraordinary item .....................          (4.1)                (6.0)


Extraordinary item - gain on debt extinguishment ...           1.4                  0.0
                                                              -----               -----

Net Loss ...........................................          (2.7)%               (6.0)%
                                                              =====                =====



Three Months Ended March 31, 1998 Compared to the Three Months Ended April 1, 1997.

     Net sales and service revenues for the three months ended March 31, 1998 decreased 4.8% to $61,373,000 (7 stores) from $64,490,000 (8 stores) for the three months ended April 1, 1997. This decrease is mainly attributable to the October 1997 closing of the Westbury, Long Island store, partially offset by an increase of 6.1% in comparable store sales. Sales from the commercial division decreased 7.3% or $520,000.

     Gross revenues from the sale of product protection plans for the three months ended March 31, 1998 decreased 1.0% to $2,920,000 from $2,952,000 for the three months ended April 1, 1997. This decrease was also attributed to operating one less store during the first quarter of 1998 offset by increases in comparable store sales and an increase in the sale of product protection plans as a percentage of retail merchandise sales. Incremental costs related to these sales totaled $1,325,000 and $1,252,000 respectively, for the comparable periods.

     Gross profit as a percentage of net sales and service revenues for the three months ended March 31, 1998 improved to 22.2% from 21.6% last year. This increase was due to higher product margins and a more profitable sales mix. Gross margins in the commercial sales division decreased to 8.3% from 9.5% for the comparable periods. Gross margins in the commercial sales division tend to be lower than gross margins on retail sales.

     Selling, general and administrative expenses for the three months ended March 31, 1998 decreased 7.5% to $14,974,000 from $16,190,000 for the three months ended April 1, 1997. This net decrease was primarily due to the reduction of costs assocated with operating one less store offset by the increase in rent due to the sale and leaseback of the Queens store. Selling, general and administrative expenses as a percentage of net sales and service revenues decreased to 24.4% from 25.1% for the comparable periods. This decrease was due primarily to the reduced level of expenses and an increase in comparable store sales.

     The Company's net loss from operations improved 38.3% to $1,371,000 for the three months ended March 31, 1998 compared to a net loss of $2,223,000 for the three months ended April 1, 1997.

     Interest expense decreased to $1,169,000 from $1,630,000 for the comparable periods as a result of having satisfied the Queens mortgage in November 1997 and lower interest on the 6 1/2% Convertible Subordinated Debentures. During the quarter, the Company had average outstandings of $30,992,500 related to the 6 1/2% Convertible Subordinated Debentures compared to $40,000,000 last year. The Company did not record a tax benefit in the first quarter of 1998 or 1997.

     The Company's net loss before extraordinary items for the three months ended March 31, 1998 was $2,540,000 ($0.35 per share) compared to a net loss of $3,853,000 ($.53 per share) for the three months ended April 1, 1997.

     During the first quarter of 1998, the Company repurchased $2,000,000 face value of 6 1/2% Original Subordinated Debentures for a purchase price of $1,100,000. Including the write-off of capitalized loan fees, a net extraordinary gain of $859,000 was recorded.

     The  Company's  net  loss  after  the  extraordinary   gain  on  the  early
extinguishment of debt was $1,681,000 ($0.23 per share) compared to a net loss of $3,853,000 ($0.53 per share) for 1997.

Seasonality

     Sales levels are generally highest in the fourth quarter as a result of increased demand for consumer electronics during the holiday season and higher during either the second or third quarter, depending on weather conditions, as a result of demand for room air conditioners during the summer months. The Company experiences a buildup of room air conditioner inventory during its second quarter in anticipation of the May through August selling season and consumer electronics in the fourth quarter in anticipation of the holiday season.

Liquidity and Capital Resources

     In the past, the Company has relied primarily upon net cash from operations, a revolving credit facility with institutional lenders and inventory floor plan financing to fund its operations and growth. At March 31, 1998, the Company had working capital of $14,280,000, which represented a decrease of $2,725,000 from December 30, 1997. During the three months ended March 31, 1998, the Company incurred net capital expenditures of $27,000, decreased inventories by $1,818,000, increased short term borrowing by $953,000 and increased trade payables by $1,837,000.

     In October 1996 the Company entered into a new $35,000,000 secured credit facility with more favorable terms to the Company. The secured credit facility bears interest at the bank's base rate plus 1% or for a portion of the loan, LIBOR plus 3%. The facility expires in October 1999. All of the Company's unencumbered assets are pledged as collateral for the new facility. As of March 31, 1998 $24,511,000 was outstanding under this credit facility.

     Short-term trade credit represents a significant source of financing for inventory. Trade credit arises from the willingness of the Company's vendors to grant extended payment terms for inventory purchases and is financed either by the vendor or by third-party floor-planning sources. The Company utilizes floor-planning companies which in the aggregate at any one time provide financing for approximately 20% of the Company's inventory purchases. Payment terms generally vary up to 150 days, depending upon the inventory product. The Company typically grants the floor-planning companies a security interest in those products financed.

     The Company believes that its borrowings under available credit facilities, short term trade credit from vendors and inventory floor plan arrangements combined with the impact on operating results of the cost reductions already implemented, the continued improvement of comparable store sales and a normal room air conditioning selling season will be sufficient to fund the Company's operations and its anticipated capital expenditures, excluding new stores, of approximately $1 million. No assurance can be given that such cost reductions will produce the desired result.

     This Quarterly Report on Form 10-Q may contain forward-looking information about the Company. The following factors, and others, may cause the Company's actual results to differ from those set forth in any forward-looking statements made by the Company. Accordingly, there can be no assurances that any future results will be achieved.

Part II
Other Information:

ITEM 1.  Legal Proceedings

         Not applicable

ITEM 2.  Changes in Securities

         Not applicable

ITEM 3.  Default Upon Senior Securities

         Not applicable



ITEM 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

ITEM 5.  Other Information

         Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K

Report on form 8-K  reporting  Item 5, dated  December 31, 1997,  filed
March 9, 1998.

Report on form 8-K reporting Item 5, dated March 31, 1998, filed April 8, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:                                               TOPS APPLIANCE CITY, INC.

                                                     BY: /s/Thomas L. Zambelli
                                                       -----------------------
                                                       Thomas L. Zambelli
                                                       Chief Accounting Officer