Form 10-Q
period 1998-06-30
TOPS APPLIANCE CITY INC
filed 1998-08-13
CIK 888470

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q




     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended June 30, 1998

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

                                 (732) 248-2850
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                ( X ) Yes ( ) No

Number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1998.

                                9,573,998 Shares

                            TOPS APPLIANCE CITY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                       June 30, 1998        December 30, 1997

                ASSETS

Current Assets:
                Cash and cash equivalents                                   $5,650                 $2,368
                Accounts receivable, net                                     1,470                  1,101
                Merchandise inventory                                       57,330                 53,895
                Prepaid expenses and other current assets                    3,102                  2,080
                                                                       ------------           ------------

                                   Total current assets                     67,552                 59,444

Property, equipment & leasehold improvements, net                           11,555                 13,196
Deferred taxes                                                               2,940                  2,940
Other assets                                                                 3,499                  2,530
                                                                       ------------           ------------

                                                                           $85,546                $78,110
                                                                       ============           ============

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
                Accounts payable                                           $15,248                 $6,551
                Accrued liabilities and income taxes                         3,417                  3,638
                Sales tax payable                                            1,283                  1,477
                Customer deposits                                            4,294                  4,276
                Short-term borrowings                                       26,289                 23,558
                Deferred taxes                                               2,940                  2,940
                                                                       ------------           ------------

                                   Total current liabilities                53,471                 42,440


Long-term debt, net of current portion                                      27,243                 30,993
Deferred rent                                                                1,757                  1,801
Other liabilities                                                              751                    758

Shareholders' equity                                                         2,324                  2,118
                                                                       ------------           ------------

                                                                           $85,546                $78,110
                                                                       ============           ============

See accompanying notes.

                            TOPS APPLIANCE CITY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND JULY 1, 1997
                    (Dollars in thousands except share data)
                                   (Unaudited)


                                                       2nd Quarter    2nd Quarter       Six Months      Six Months
                                                           1998           1997             1998            1997
                                                       -------------  -------------    -------------    ------------


Net sales and service revenues                              $74,465        $78,749         $135,840        $143,239
Cost of sales                                                57,890         60,580          105,660         111,103
                                                       -------------  -------------    -------------    ------------

Gross profit                                                 16,575         18,169           30,180          32,136


Selling, general and administrative expenses                 15,137         16,308           30,111          32,498
                                                       -------------  -------------    -------------    ------------

Income (loss) from operations                                 1,438          1,861               69           (362)


Interest expense                                            (1,188)        (1,720)          (2,357)         (3,350)
                                                       -------------  -------------    -------------    ------------

Income (loss) before extraordinary item                         250            141          (2,288)         (3,712)

Extraordinary item - gain on debt extinguishment                113              0              971               0
                                                       -------------  -------------    -------------    ------------

Net income (loss) per common share                             $363           $141         ($1,317)        ($3,712)
                                                       =============  =============    =============    ============

Income (loss) per common share (basic) before
   extraordinary item                                        $ 0.03          $0.02          $(0.31)     $   $(0.51)

Income per common share (basic) attributable to
   extraordinary item                                          0.02           0.00             0.13            0.00
                                                       -------------  -------------    -------------    ------------

Net income (loss) per common share (basic)                    $0.05          $0.02          $(0.18)         $(0.51)
                                                       =============  =============    =============    ============


Common shares outstanding                                 7,352,883      7,284,049        7,333,835       7,284,049
                                                       =============  =============    =============    ============

See accompanying notes.

                            TOPS APPLIANCE CITY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 SIX MONTHS ENDED JUNE 30, 1998 AND JULY 1, 1997
                             (Amounts in thousands)
                                   (Unaudited)


                                                                                            For the six months ended
                                                                                          June 30, 1998   July 1, 1997

           Cash flow from operating activities:
           Net (loss)                                                                     ($1,317)             ($3,712)
           Adjustments to reconcile net loss
              to net cash provided by (used in) operating activities:

                   Depreciation and amortization                                             1,977                2,409
                   Deferred rent                                                              (44)                  167
                   Extraordinary gain on debt extinguishment                                 (971)
                   Accounts receivable, net                                                  (369)                   29
                   Inventory                                                               (3,435)                  776
                   Prepaid expenses and other current assets                               (1,022)                  818
                   Accounts payable                                                          6,364                4,434
                   Sales tax payable                                                         (194)                (100)
                   Accrued liabilities and income taxes payable                              (222)                (498)
                   Customer deposits                                                            18                  172
                   Other assets                                                            (1,163)                (407)
                   Other liabilities                                                           (7)                   52
                                                                                        -----------            ---------

           Net cash provided by (used in) operating activities                               (385)                4,140

           Cash flows from investing activities:
                   Capital expenditures, net of disposals                                    (142)                (474)
                                                                                        -----------            ---------

           Net cash (used in) investing activities                                           (142)                (474)

           Cash flows from financing activities:

                   Short-term borrowings                                                     2,732                  661
                   Cash overdrafts                                                           2,333                (477)
                   Notes payable                                                           (2,779)                (168)
                   Due to related parties                                                        0                (391)
                   Proceeds from Debenture Conversion                                        1,500                    0
                   Proceeds from Exercise of Stock Options                                      16                    0
                   Proceeds from Employee Stock Purchase Plan                                    7                    5
                                                                                        -----------            ---------

           Net cash provided by (used in) financing activities                               3,809                (370)

                                                                                        -----------            ---------
           Increase (decrease) in cash and cash equivalents                                  3,282                3,296

           Cash and cash equivalents, beginning of period                                    2,368                2,147
                                                                                        -----------            ---------

           Cash and cash equivalents, end of period                                         $5,650               $5,443
                                                                                        ===========            =========

                            TOPS APPLIANCE CITY, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE  1.
         The accompanying condensed consolidated financial statements (unaudited) should be read in conjunction with the consolidated financial statements and disclosures included in the Company's 1997 Annual Report on Form 10-K.

         The condensed consolidated financial statements (unaudited) include all adjustments (consisting of normal recurring items) which management considers necessary to present fairly the financial position and results of operations of the Company for the three and six months ended June 30, 1998 and July 1, 1997.

         Due to the loss incurred by the Company in 1996, no benefit for income taxes was recorded during the first and second quarters of 1997 or 1998.

         The results for the interim periods presented may not be indicative of results for the full year.


NOTE  2.

         During the second quarter of 1998, the Company repurchased $250,000 face value of 6 1/2% Convertible Subordinated Debentures for a purchase price of $137,500, resulting in a gain of $112,500.

                            TOPS APPLIANCE CITY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)


          NOTE  3.
         Earnings Per Share (Amounts in thousands except per share data)


                                                                    For the Quarter Ended June 30 ,1998
                                                              --------------------------------------------------
                                                                                        Per Share
                                                               Income      Shares        Amount


                       Basic Earnings Per Share
                       Net Income before extraordinary item    $    250        7,315            $0.03
                       Diluted Earnings Per Share
                       Options                                                   351
                       Conversion of Debt                           125        4,393
                       Diluted Earnings Per Share              $    375       12,059            $0.03


                       Basic Earnings Per Share
                       Extraordinary item                      $    113        7,315            $0.02
                       Diluted Earnings Per Share
                       Options                                                   351
                       Conversion of Debt                           125        4,393
                       Diluted Earnings Per Share              $    238       12,059            $0.02


                       Basic Earnings Per Share
                       Net Income                              $    363        7,315            $0.05
                       Diluted Earnings Per Share
                       Options                                                   351
                       Conversion of Debt                           125        4,393
                       Diluted Earnings Per Share              $    488       12,059            $0.04



     Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year.

     For the six months ended June 30, 1998 and July 1, 1997 and the quarter ended July 1, 1997, the effects of the 6.5% convertible subordinated debentures due 2003 and the Options were not included in the calculation of diluted earnings per share due to the fact that their conversion would be antidilutive.

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

  Results of Operations

        The following table sets forth certain items in the Company's Condensed Consolidated Statements of Operations expressed as a percentage of net sales and service revenues:

                                                                    Percentage of Net Sales
                                                                     and Service Revenues
                                                             Three Months Ended          Six Months Ended

                                                         6/30/98       7/1/97          6/30/98      7/1/97
                                                         ---------    ---------       ----------   ----------

   Net sales and service revenues                           100.0 %      100.0 %          100.0 %      100.0 %
   Cost of sales                                             77.7         76.9             77.8         77.6
                                                         ---------    ---------       ----------   ----------

   Gross profit                                              22.3         23.1             22.2         22.4

   Selling, general and administrative expenses              20.4         20.7             22.2         22.7
                                                         ---------    ---------       ----------   ----------

   Income (loss)  from operations                             1.9          2.4              0.0        (0.3)


   Interest expense                                         (1.6)        (2.2)            (1.7)        (2.3)
                                                         ---------    ---------       ----------   ----------

   Income (loss) before extraordinary item                    0.3          0.2            (1.7)        (2.6)

   Extraordinary item - gain on debt extinguishment           0.2          0.0              0.7          0.0
                                                         ---------    ---------       ----------   ----------

   Net income (loss)                                          0.5 %        0.2 %          (1.0) %      (2.6) %
                                                         =========    =========       ==========   ==========


Three  Months  Ended June 30, 1998  Compared to the Three  Months  Ended July 1,
1997.

     Net sales and service revenues for the three months ended June 30, 1998 decreased 5.4% to $74,465,000 (7 stores) from $78,749,000 (8 stores) for the three months ended July 1, 1997. This decrease is attributable to the October 1997 closing of the Westbury, Long Island store, partially offset by an increase of 3.1% in comparable store sales. Sales from the commercial division decreased 0.7% or $67,000.

     Gross revenues from the sale of product protection plans for the three months ended June 30, 1998 decreased 12.8% to $3,371,000 from $3,865,000 for the three months ended July 1, 1997. This decrease is attributed to operating one less store during the second quarter of 1998, and a reduction of 6.4% in comparable store service contract penetration, resulting from the decreased sales in room air conditioners which has historically had higher service sales. Incremental costs related to these sales totaled $1,453,000 and $1,665,000 respectively, for the comparable periods.

     Gross profit as a percentage of net sales and service revenues for the three months ended June 30, 1998 decreased to 22.3% from 23.1% last year. This decrease was due in part to the reduced level of room air conditioner sales resulting from cooler weather as compared to the second quarter of 1997. Room air conditioning units typically sell at higher gross margins than other merchandise categories. Gross margins in the commercial sales division decreased to 6.9% from 9.7% for the comparable periods, impacted by a decrease in sales in room air conditioners. Gross margins in the commercial sales division tend to be lower than gross margins on retail sales.

     Continuing the trend first reported in 1997, selling, general and administrative expenses for the three months ended June 30, 1998 decreased 7.2% to $15,137,000 from $16,308,000 for the three months ended July 1, 1997. This decrease was achieved by operating one less store during the second quarter of 1998, combined with reductions in payroll and other net selling expenses. Selling, general and administrative expenses as a percentage of net sales and service revenues decreased to 20.4% from 20.7% for the comparable periods. This decrease was due to the reduced level of expenses.

     The Company's income from operations declined 22.7% to $1,438,000 for the three months ended June 30, 1998 compared to income from operations of $1,861,000 for the three months ended July 1, 1997.

     Interest expense decreased to $1,188,000 from $1,720,000 for the comparable period last year primarily as a result of having satisfied the Queens mortgage in November 1997 and average outstanding Debentures of $28,118,000, compared to $40,000,000 last year, resulting in lower interest on the 6 1/2% Convertible Subordinated Debentures.

     The Company did not record a tax benefit for the three months ended June 30, 1998 or July 1, 1997.

     The Company's net income for the three months ended June 30, 1998 was $363,000 ($0.05 per share) compared to net income of $141,000 ($0.02 per share) for the three months ended July 1, 1997.

Six Months Ended June 30, 1998 Compared to the Six Months Ended July 1, 1997.

     Net sales and service revenues for the six months ended June 30, 1998 decreased 5.2% to $135,840,000 (7 stores) from $143,239,000 (8 stores) for the six months ended July 1, 1997. This decrease is attributable to the October 1997 closing of the Westbury, Long Island store, partially offset by an increase of 4.4% in comparable store sales. Sales from the commercial division decreased 3.6% or $587,000.

     Gross revenues from the sale of product protection plans for the six months ended June 30, 1998 decreased 7.7% to $6,291,000 from $6,817,000 for the six months ended July 1, 1997. This decrease is attributed to operating one less store during the first half of 1998, partially offset by an increase of 2.3% in comparable store service contract revenues. Incremental costs related to these sales totaled $2,778,000 and $2,917,000 respectively, for the comparable periods.

     Gross profit as a percentage of net sales and service revenues for the six months ended June 30, 1998 decreased to 22.2% from 22.4% last year. This decrease was primarily due to the reduced sales of higher-margin air conditioners and product protection plans. Gross margins in the commercial sales division decreased to 7.0% from 9.8% for the comparable periods. Gross margins in the commercial sales division tend to be lower than gross margins on retail sales.

     Selling, general and administrative expenses for the six months ended June 30, 1998 decreased 7.4% to $30,111,000 from $32,498,000 for the six months ended July 1, 1997. This decrease was achieved by operating one less store during the second quarter of 1998, combined with reductions in payroll and other net selling expenses. Selling, general and administrative expenses as a percentage of net sales and service revenues decreased to 22.2% from 22.7% for the comparable periods. This decrease was due to the reduced level of expenses.

     The Company's income from operations improved to $69,000 for the six months ended June 30, 1998 compared to a loss from operations of $362,000 for the six months ended July 1, 1997.

     Interest expense decreased to $2,357,000 from $3,350,000 for the comparable period last year as a result of having satisfied the Queens mortgage in November 1997, combined with a decrease of $13,750,000 in the outstanding balance of 6 1/2% Convertible Subordinated Debentures.

     The Company did not record a tax benefit for the six months ended June 30, 1998 or July 1, 1997.

     The Company's net loss for the six months ended June 30, 1998 was $1,317,000 ($0.18 per share) compared to a net loss of $3,712,000 ($0.51 per share) for the six months ended July 1, 1997.

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

  Liquidity and Capital Resources

     In the past, the Company has relied primarily upon net cash from operations, a revolving credit facility with institutional lenders and inventory floor plan financing to fund its operations and growth. At June 30, 1998, the Company had working capital of $14,081,000, which represented a decrease of $2,923,000 from December 30, 1997. During the six months ended June 30, 1998, the Company incurred net capital expenditures of $142,000, increased inventories by $3,435,000, increased short term borrowing by $2,732,000 and increased trade payables by $6,364,000.

     In October 1996 the Company entered into a new $35,000,000 secured credit facility with more favorable terms to the Company. The secured credit facility bears interest at the bank's base rate plus 1% or for a portion of the loan, LIBOR plus 3%. The facility expires in October 1999. All of the Company's unencumbered assets are pledged as collateral for the new facility. At June 30, 1998, $26,289,000 was outstanding under this credit facility.

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

     The Company believes that its borrowings under available credit facilities, short term trade credit from vendors and inventory floor plan arrangements, combined with the impact on operating results of the cost reductions already implemented and the continued improvement of comparable store sales will be sufficient to fund the Company's operations and its anticipated capital expenditures, including new stores, of approximately $3 million. No assurance can be given that such cost reductions will produce the desired result.

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

                  Not applicable

ITEM 3.  Default Upon Senior Securities

                  Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

     The registrants' annual meeting of shareholders for 1997 was held on June 29, 1998. At the meeting, the shareholders elected Thomas L. Zambelli to serve as a director through the 2000 meeting and Richard L. Jones and Anthony L. Formica to serve as directors through the 2001 meeting. The following directors continue in office through the annual meeting of the year indicated: Robert G. Gross (1999), Leslie S. Turchin (1999), and John H. Hollands (2000).

     The shareholders also ratified the appointment of Arthur Andersen, LLP as the registrants' independent auditors for 1998.

  ITEM  5.       Other Information - Subsequent Events

     On July 15, 1998 the Company entered into an agreement to sell one million four hundred thousand authorized and unissued shares of common stock, no par value, to Bay Harbour Management, L.C.. The purchase price was three dollars and sixty cents ($3.60) per share for an aggregate amount of five million forty thousand dollars ($5,040,000). This transaction closed on July 20, 1998. Attached is a pro-forma balance sheet giving effect for this transaction.

     Additionally, on July 15, 1998 Bay Harbour Management, L.C., holders of $6,090,000 of 6 1/2 % Convertible Subordinated Debentures due 2003 with a $1.75 conversion price of Tops Appliance City ("Debentures"), agreed to convert the Debentures into common shares. The conversion is subject to shareholder approval. Leslie S. Turchin and The Westinghouse Pension Plan, who together hold greater than 51% of the then outstanding Common Stock, delivered to Bay Harbour letters in which they agreed to vote in favor of such approval. The conversion will decrease long term debt and increase shareholders equity by $6,090,000.

  ITEM  5.       Other Information - Subsequent Events (Continued)

     Mr. Robert G. Gross, Chairman and Chief Executive Officer, has entered in an agreement to purchase, on August 17, 1998, 125,000 shares of Tops Appliance City, Inc. Common Stock at a price of $4.00 per share from the founder of the Company, Mr. Leslie S. Turchin.

  ITEM  6.       Exhibits and Reports on Form 8-K

                 Report on form 8-K reporting item 5, dated July 14, 1998, filed July 15, 1998.


  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Dated:  August 13, 1998
                                                    TOPS APPLIANCE CITY, INC.

                                                BY: /s/Thomas L. Zambelli
                                                    ----------------------------
                                                    Thomas L. Zambelli
                                                    Executive Vice President and
                                                    Chief Financial Officer

                           "TOPS APPLIANCE CITY,INC."
                             PROFORMA BALANCE SHEET
                         For The Period Ending 06-30-98


                                                   ISSUANCE OF
                                 AS REPORTED     ADDITIONAL SHARE     PRO-FORMA


CASH & SHORT-TERM INVESTMENTS     $5,650,275        $5,040,000         $10,690,275
ACCOUNTS RECEIVABLE .........     $1,470,167                            $1,470,167
INVENTORY ...................    $57,330,310                           $57,330,310
OTHER CURRENT ASSETS ........     $3,101,522                            $3,101,522
                                ---------------   ----------------   ---------------
TOTAL CURRENT ASSETS .......     $67,552,274        $5,040,000         $72,592,274
                                ---------------   ----------------   ---------------

FIXED ASSETS, NET  .........     $11,555,281                           $11,555,281
OTHER ASSETS ................     $6,438,105                            $6,438,105
                                ---------------   ----------------   ---------------
TOTAL ASSETS ................    $85,545,660        $5,040,000         $90,585,660
                                ===============   ================   ===============

LIABILITIES

CURRENT LIABILITIES:
CURRENT NOTES PAYABLE .......     $26,289,450     $-                   $26,289,450
ACCOUNTS PAYABLE ............     $15,248,620                          $15,248,620
ACCRUED EXPS & OTHER PAYABLES      $7,639,026                           $7,639,026
CUSTOMER DEPOSITS PAYABLE ...      $4,293,692                           $4,293,692
                                ---------------   ----------------   ---------------
TOTAL CURRENT LIABILITIES ...     $53,470,788     $-                   $53,470,788
                                ---------------   ----------------   ---------------


NOTES PAYABLE - NONCURRENT ..     $27,242,500                          $27,242,500
OTHER LIABILITIES ...........      $2,508,495                           $2,508,495
                                ---------------   ----------------   ---------------
TOTAL LIABILITIES ...........     $83,221,783     $-                   $83,221,783
                                ---------------   ----------------   ---------------

EQUITY:

PAID IN CAPITAL - REGULAR ...     $25,789,370      $5,040,000          $30,829,370
PAID IN CAPITAL - EMPLOYEE ..        $524,606                             $524,606
PAID IN CAPITAL - OPTIONS ...         $15,933                              $15,933
RETAINED EARNINGS ...........    ($24,006,031)                         ($24,006,031)
                                ---------------   ----------------   ---------------
TOTAL EQUITY ................      $2,323,877      $5,040,000           $7,363,877
                                ---------------   ----------------   ---------------

TOTAL LIABILITIES AND EQUITY      $85,545,660      $5,040,000          $90,585,660
                                ===============   ================   ===============