Form 10-K/A
period 1997-12-30
TOPS APPLIANCE CITY INC
filed 1998-11-03
CIK 888470

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K /A
                                  ANNUAL REPORT


                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 30, 1997
                           Commission File No. 0-20498

                            TOPS APPLIANCE CITY, INC.
             (Exact name of registrant as specified in its charter)

New Jersey                             22-3174554
(State of Incorporation)             (I.R.S. Employer ID No.)

               45 Brunswick Avenue, Edison, NJ          08818
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's phone number, including area code:   (732) 248-2850
Securities registered pursuant to Section 12(b) of the Act:  None

     Securities registered pursuant to Section 12(g) of the Act:Common Stock, No Par Value



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


         The aggregate market value of Common Stock held by non-affiliates based upon the average price of such stock as quoted on NASDAQ for March 27, 1998, and reported by the National Quotation Bureau, Inc. was $5,112,006. Shares of Common Stock held by each officer and director, and each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.

        Registrant's Common Stock (no par value) outstanding at March 27, 1998, was 7,294,901 shares.


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not, to the best of the Registrant's knowledge, be contained in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K /A or any amendment to this Form 10-K/A ___

                           Total Number of Pages: 103
                              Exhibit List: Page 21

     Documents Incorporated by Reference: (a) Proxy Statement for 1998 Annual Meeting

                               TABLE OF CONTENTS



              ITEM                                                    PAGE

1.  Business...........................................................1

2.  Properties........................................................10

3.  Legal Proceedings.................................................10

4.  Submission of Matters to a Vote of Security Holders...............10

5.  Market for the Registrant's Common Stock
    and Related Stockholder Matters...................................11

6.  Selected Financial Data...........................................12

7.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations.................... 13

8.  Financial Statements and Supplementary Data...................... 18

9.  Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosure...............................18

10. Directors and Executive Officers of the Registrant................19

11. Executive Compensation............................................19

12. Security Ownership of Certain Beneficial Ownership
    and Management....................................................19

13. Certain Relationships and Related Transactions....................19

14. Exhibits, Financial Statement Schedule
    and Reports on Form 8-K...........................................20

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


     CATEGORY              PRODUCTS                     PRINCIPAL BRAND NAMES


Major Appliances         Refrigerators,                 Amana, Admiral, Frigidaire, General Electric
                         Dishwashers,                   Hotpoint, Jenn-Air, KitchenAid, Magic Chef, Maytag
                         Washers/Dryers                 Roper, Sub Zero, Viking, Westinghouse, Whirlpool

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

Ranges/
Microwaves                Ranges, Cooktops              General Electric, Jenn-Air, Magic Chef, Panasonic,
                          Cooktops,                     Sharp, Tappan, Thermador, Viking, Whirlpool
                          Range Hoods,
                          Microwaves

Air Conditioners                                        Carrier, Emerson, Fedders, Friedrich,
                                                        General Electric, Samsung, Whirlpool,
                                                        Quasar

Audio                     Stereo Systems,               Aiwa, Bose, Infinity, JBL, JVC, Kenwood
                          Components and                JBL, JVC, Kenwood, Onkyo, Pioneer,
                          Speakers                      RCA, Sony ES, Technics, Yamaha

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




                                                                                       Percent of Total Sales

Product Category                                                                 1995             1996           1997


Major Appliances (Refrigerators,
  Washers, Dryers)........................                                       20.5%           21.4%           20.8%
Ranges/Microwaves/Dishwashers.............                                       12.4            13.4            13.5
Air Conditioners..........................                                       12.0             7.2            10.2
Vacuums/Seasonal Items/Housewares.........                                        5.0             5.3             4.7
                                                                                 -----           -----             ---

   Subtotal...............................                                       49.9            47.3            49.2

Televisions...............................                                       14.4            14.7            14.6
Video/Projection Televisions..............                                       10.8            11.2            11.3
Audio.....................................                                        7.3             6.9             6.5
Home Office and Other
  Consumer Electronics....................                                       13.2            15.6            13.l8
                                                                                 ----            ----            -----

   Subtotal...............................                                       45.7            48.4            46.2

Extended Service Plans and
  Miscellaneous Income....................                                        4.4             4.3             4.6
                                                                                 ----            ----            ----

                                                                                100.0%         100.0%            100.0%

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


                                 Top 15 Vendors

   Aiwa                   G.E./Hot Point                  Sharp
   Carrier                Hitachi                         Sony
   Compaq                 JVC                             Thomson/RCA
   Fedders                Maytag/Magic Chef               Whirlpool/Kitchen Aid
   Frigidaire             Panasonic                       Zenith


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

Year 2000 Compliance

         The Company continues to assess the impact of the Year 2000 on its systems and operations. The Year 2000 issue exists because many computer applications currently use two-digit date fields to designate a year. As the century date occurs, date sensitive systems may not properly recognize and process the year 2000. During fiscal 1997, the Company has utilized its existing management information systems and applications personnel to evaluate Year 2000 issues, and expects to continue to utilize internal resources during fiscal 1998 and 1999.

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



                                        Date           Approximate            Approximate
Location                                Opened         Sq. Footage(1)         Selling Space(2)

Edison, NJ                            June, 1979          45,059                 33,940
Secaucus, NJ                          December, 1986     120,360                 44,928
East Hanover,                         April, 1989         65,600                 38,407
Lakewood, NJ                          May, 1990           50,500                 31,200
Westchester County, NY                October, 1992       63,935                 48,935
Union, NJ                             November, 1993      54,920                 44,320
Queens, NY                            August, 1994        77,000                 43,826





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


                                                 Prices
                                    High                         Low

Year Ended December 30, 1997
        First Quarter               1 5/8                        13/16
        Second Quarter              1 9/32                       3/4
        Third Quarter               1 19/32                      15/16
        Fourth Quarter              1 7/16                       1


Year Ended December 31, 1996
        First Quarter              3 1/4                         2 1/4
        Second Quarter             2 7/8                         1 3/4
        Third Quarter              2 1/8                         7/8
        Fourth Quarter             2                             1

         On March 27, 1998, the closing sale price of the Common Stock as reported on the NASDAQ National Market System was $2.00 per share. On December 30, 1997, there were approximately 582 holders of record of the Company's Common Stock.

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


                                                  Year Ended     Year Ended       Year Ended      Year Ended          Year Ended
Statement of Operating Data:                      12/28/93       12/27/94         12/26/95        12/31/96            12/30/97


Net sales and service revenues..                 $  411,947     $  462,494         $  422,197       $ 317,437         $  293,924
Cost of sales...............................        312,392        350,881            324,079         250,117            229,073
                                                    -------        -------            --------       ---------          --------

Gross profit....................                     99,555        111,613            98,118           67,320             64,851
Selling, general and adminis-
  trative expenses..............                     90,328        107,317            96,859           82,461             65,712
                                                   --------        -------            --------        --------           -------
Income (loss) from operations..                       9,227          4,296             1,259          (15,141)              (861)
Interest Expense................                      1,451          3,934             4,478            6,240              6,264
                                                   ---------       ---------           ---------       --------          --------
Income (loss) before
  income taxes and extraordinary
  item                                               7,776             362            (3,219)        (21,381)            (7,125)
Provision (benefit) for
  income taxes..................                     3,111             145            (1,288)         (2,000)              -----
                                                   ---------       ---------          ----------      ---------          -------
Income (loss) before
  extraordinary item ...........                 $   4,665        $    217        $   (1,931)       ($19,381)          $ (7,125)
Extraordinary item-gain
on debt extinguishment........                         --               --               --             --                  8,482
                                                   ---------       ---------           ---------      ---------           --------

Net income (loss) ..............                 $   4,665        $    217        $   (1,931)       ($19,381)          $  1,357
                                                   =======         ========       ============       ==========         =========

Income (loss) per common share
  before extraordinary item.....                 $    0.65        $   0.03        $    (0.27)        $ (2.66)          $ (0.98)
Gain per common share on
  extraordinary item............                                                                                          1.16
                                                  --------       ---------       ------------       ----------          ---------
Net income (loss) per
  common share..................                  $  0.65         $   0.03          $  (0.27)        $ (2.66)            $0.18
                                                  ========       =========       ============        ========            =========

Weighted Average Common
  Shares Outstanding............                7,200,042        7,252,990         7,277,229       7,277.229          7,294,901
                                                ==========       =========         ===========     =========          ==========





                                               Year          Year      Year           Year             Year
                                               Ended         Ended     Ended          Ended            Ended
                                               Dec. 28,      Dec. 27,  Dec. 26,       Dec. 31,         Dec. 30,
                                               1993          1994      1995           1996             1997
                                                               (dollars in thousands)
Operating Data (at period end) (unaudited):
Number of stores open .....................     7              8          8             8                7
Inventory turns ...........................     5.5x           5.7x       5.4x          4.3x             4.2x
Square feet of retail selling space .......     288,206        332,032    332,032       332,032          285,556
Average retail sales per store open
 entire year ..............................   $  64,615     $   56,456   $ 47,010     $ 34,777        $  33,931
Percentage increase (decrease) in
 comparable store sales ...................      (3.6)%         (14.1%)     (20.1%)    (26.4%)          (3.6%)
Retail sales per weighted average
 square foot of selling space .............  $   1,637      $   1,377    $  1,133     $ 842           $     832



Balance Sheet Data:
Inventory .................................  $  61,934      $  61,289    $ 59,847     $56,184         $  53,895
Working Capital ...........................     35,909         25,132      32,112      14,785            16,894
Total Assets ..............................    127,422        121,076     113,552     101,020            94,850
Long-term debt, net of current
  portion .................................     41,611         40,689      49,201      48,944            47,733
Other long-term liabilities ...............      5,410          5,110       4,512       3,933             2,559
Shareholders' Equity ......................     21,517         21,952      20,099         750             2,118




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


         In November 1997, the Company entered into a sale and leaseback of its Queens, New York store. The Company received $14.5 million in gross proceeds and paid off an outstanding mortgage on the property of $9.0 million.


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



         At December 30, 1997, the Company had working capital of $16.9 million, an increase of $2.3 million from December 31, 1996. This increase in working capital resulted primarily from the sale and leaseback of the Queens, New York property, which generated cash proceeds in excess of the related mortgage obligation that was repaid. The new capital lease arrangement requires no principal payments during the first 8 years of the lease. The changes in working capital components during the year were an increase of $1.7 million in short-term borrowings, and decreases in inventory of $2.3 million, accounts payable of $3.1 million and accrued liabilities and taxes of $3.6 million.


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


                                Ernst & Young LLP


MetroPark, New Jersey
April 15, 1997



                            TOPS APPLIANCE CITY, INC.
     CONSOLIDATED BALANCE SHEETS -- DECEMBER 30, 1997 AND DECEMBER 31, 1996
                                    RESTATED
                             (dollars in thousands)

            ASSETS                             1997                       1996

CURRENT ASSETS:
Cash and cash equivalents                   $  2,368                  $  2,147
Accounts receivable, net of allowance for
  doubtful accounts of $303 and $268 in
  1997 and 1996, respectively                  1,101                      1,355
Merchandise inventory                         53,895                     56,184
Prepaid expenses and other current assets      2,080                      2,492
                                              ------                     ------

        Total current assets                  59,444                     62,178


PROPERTY, EQUIPMENT AND LEASEHOLD
  IMPROVEMENTS, NET                           29,936                     31,858


DEFERRED TAXES                                 2,940                      2,758

OTHER ASSETS                                   2,530                      4,226
                                              -------                     ------


       Total assets                         $ 94,850                  $  101,020
                                              ======                     =======


         LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
Short-term borrowings                       $  23,558                  $  21,904
Current portion of long-term debt                 110                        247
Accounts payable                                6,551                      9,626
Accrued liabilities and taxes payable           5,115                      8,748
Customer deposits                               4,276                      4,110
Deferred taxes                                  2,940                      2,758
                                               -------                    ------

     Total current liabilities                 42,550                     47,393

LONG-TERM DEBT, NET OF CURRENT PORTION         47,623                     48,944


DEFERRED RENT                                   1,801                      3,179

OTHER LIABILITIES                                 758                        754

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, no par value, 20,000,000
  shares authorized; none issued or
  outstanding                                    ---                         ---
Common stock, no par value, 30,000,000
  shares authorized; 7,294,901 and 7,277,229
  shares issued and outstanding in 1997 and 1996,
  respectively
                                                 ---                         ---
Paid-in capital                              24,806                       24,795
Accumulated deficit                         (22,688)                     (24,045)
                                             -------                      ------

     Total shareholders' equity               2,118                          750
                                             -------                      ------


       Total liabilities and
       shareholders' equity                 $94,850                     $101,020
                                             ======                      =======


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


                            TOPS APPLIANCE CITY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 30, 1997, DECEMBER
                   31, 1996 AND DECEMBER 26, 1995 (dollars in
                        thousands, except per share data)

                                           1997              1996             1995
                                           ----              ----             ----

NET SALES AND SERVICE REVENUES          $293,924           $317,437        $422,197

COST OF SALES                            229,073            250,117         324,079
                                         --------           -------         -------
  Gross profit                            64,851             67,320          98,118

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                 65,712             82,461          96,859
                                          ------            -------          ------

        Income (loss) from operations       (861)           (15,141)          1,259

INTEREST EXPENSE                           6,264              6,240           4,478
                                          ------            -------          ------

        Loss before benefit for income
        taxes and extraordinary item      (7,125)          (21,381)         (3,219)

BENEFIT FOR INCOME TAXES                    ---             (2,000)         (1,288)
                                           -----            -------          ------

Loss before extraordinary item            (7,125)          (19,381)         (1,931)

EXTRAORDINARY ITEM - Gain on debt
  extinguishment                           8,482              ---             ---
                                           -----            -------          -----

        Net income (loss)               $  1,357          ($19,381)       ($1,931)
                                           =====            =======         ======

LOSS PER COMMON SHARE BEFORE
  EXTRAORDINARY ITEM                     ($0.98)            ($2.66)        ($0.27)

INCOME PER COMMON SHARE APPLICABLE TO
  EXTRAORDINARY ITEM                       1.16               ---            ----
                                          -----              -----           ----

BASIC AND DILUTED NET INCOME (LOSS)
  PER COMMON SHARE                        $0.18            ($2.66)         ($0.27)
                                          ======           =======         =======

WEIGHTED AVERAGE SHARES OUTSTANDING   7,294,901         7,277,229       7,252,990
                                      ==========         ==========      =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                            TOPS APPLIANCE CITY, INC.


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     FOR THE YEARS ENDED DECEMBER 30, 1997,
                     DECEMBER 31, 1996 AND DECEMBER 26, 1995

                             (dollars in thousands)




                                                        Shares of              Paid-In            Accumulated
                                                      Common Stock             Capital              Deficit                  Total


BALANCE, December 27, 1994                              7,232,690              $24,685            ($2,733)                  $21,952

  Net loss                                                 -                      -                (1,931)                   (1,931)
  Shares issued -
    Employee Stock Purchase Plan                           20,300                   78                -                          78
                                                        ---------               ------            ------                    ------

BALANCE, December 26, 1995                              7,252,990               24,763             (4,664)                   20,099

  Net loss                                                 -                      -               (19,381)                  (19,381)
Shares issued - Employee Stock
  Purchase Plan                                           24,239                    32                -                          32
                                                       ---------                ------             ------                    ------

BALANCE, December 31, 1996                             7,277,229               $24,795            (24,045)                      750

Net income                                                 -                      -                 1,357                     1,357
Shares issued - Employee Stock
   Purchase Plan                                         13,622                     11                -                          11
Shares issued - Employee Awards                           4,050                   -                   -                           -

                                                      ---------                -------            -------                     -----
BALANCE, December 30, 1997                            7,294,901                $24,806           ($22,688)                   $2,118
                                                      ==========               ========          =========                   ======


The accompanying notes to consolidated financial statements are an integral part of these statements.

                            TOPS APPLIANCE CITY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     FOR THE YEARS ENDED DECEMBER 30, 1997,
                     DECEMBER 31, 1996 AND DECEMBER 26, 1995

                             (dollars in thousands)



                                                         1997               1996                1995
                                                         ----               ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                       $1,357            ($19,381)          ($1,931)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities-
    Depreciation and amortization                        4,897               5,897               6,081
    Deferred rent                                       (1,378)                387                 494
    Extraordinary gain on debt extinguishment           (8,482)                 -                 -
    Write-off of fixed assets relating to
      store closing                                      1,628                  -                 -
    Gain on sale of assets relating to sale
      and leaseback                                        (72)
    Amortization of deferred income                         -                 (73)                (216)
    Changes in assets and liabilities-
        Accounts receivable                                254                 97                  201
        Inventory                                        2,289              3,663                1,442
        Prepaid expenses and other
          current assets                                   412               (228)                (314)
        Deferred taxes                                      -                (236)              (1,006)
        Accounts payable                                (1,215)            (3,204)              (5,995)
        Accrued liabilities and taxes payable           (2,851)            (1,631)                (376)
        Customer deposits                                  166                180               (1,716)
        Other assets                                       769             (1,595)              (2,008)
        Other liabilities                                    4               (111)                 (94)
                                                        -------           --------              -------
        Net cash used in operating activities           (2,222)           (16,235)              (5,438)

CASH FLOWS FROM INVESTING ACTIVITIES:

       Capital expenditures, net                          (635)            (1,148)              (2,111)
       Net proceeds from sale of assets
        relating to sale and leaseback                  13,772                -                     -
                                                        ------            --------              -------
       Net cash provided by (used in)
        investing activities                            13,137             (1,148)              (2,111)
                                                        ------            --------              -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from Employee Stock
  Purchase Plan                                             11                 32                   78
Cash overdrafts                                         (1,860)              (358)              (3,773)
Short-term borrowings                                    1,654             13,004                 (700)
Proceeds from long-term borrowings                          -                 -                  9,200
Long-term debt repayments                               (9,717)              (655)                (894)
Related party payments                                    (782)              (782)                (782)
                                                        -------           --------              -------
       Net cash (used in) provided by
        financing activities                           (10,694)            11,241                3,129
                                                       --------           --------              -------
       Increase (decrease) in cash and
        cash equivalents                                   221             (6,142)              (4,420)

CASH AND CASH EQUIVALENTS, beginning of year             2,147              8,289               12,709

CASH AND CASH EQUIVALENTS, end of year                  $2,368             $2,147               $8,289
                                                        ======             ======               ======
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
Interest paid                                           $6,087             $5,939               $4,265
Income taxes paid                                            8                 30                  196
                                                        ======            =======               ======

NON CASH TRANSACTIONS:
Capital lease obligation incurred                      $16,820            -------               ------




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

Property, Equipment and Leasehold Improvements-


         Property, equipment and leasehold improvements are stated at cost, less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the respective assets which range from 3 to 35 years.


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

(3)     PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS:


     Property, equipment and leasehold improvements and related depreciation periods consist of the following-

                                         December 30, 1997     December 31, 1996


Land and buildings (35 years)                $16,820,000           $13,970,000
Computer equipment and purchased
  software (5 years)                          11,978,000            11,364,000
Transportation equipment (5 years)               746,000               869,000
Furniture, fixtures and store
  equipment (5 years)                          9,599,000             9,579,000
Warehouse equipment (5 years)                  2,324,000             2,324,000
Leasehold improvements (3 to 25 years)        18,823,000            21,047,000
                                              ----------            -----------
                                              60,290,000            59,153,000

Less- Accumulated depreciation                30,354,000            27,295,000
                                              ----------            ----------

                                             $29,936,000           $31,858,000
                                             ===========            ==========


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

Long-Term Debt-

     Long-term debt consists of the following-

                                    December 30, 1997         December 31, 1996



Convertible Subordinated
   Original Debentures (A)             $23,305,000              $40,000,000
Convertible Subordinated New
   Debentures (B)                        7,687,500                   -
Equipment Financing Loans (C)               -                      146,000
Mortgage Payable (D)                        -                    9,045,000
Capital Lease Obligation (D)            16,740,000                   -
                                        ----------            ---------------
                                        47,732,500              49,191,000
Less current portion                       110,000                 247,000
                                       ------------             ------------


Total long-term debt,
  net of current portion               $47,622,500            $48,944,000
                                       ===========            ===========


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


         (D) On November 5, 1997, the Company entered into a sale and leaseback agreement relating to the Queens, New York store which was previously owned by the Company. Part of the proceeds of the sale were utilized to eliminate the outstanding mortgage on the property. The Company simultaneously entered into a lease agreement for the property with an initial term expiring on October 31, 2022. The lease also contains two 10 year renewal periods at the Company's option. This lease has been accounted for as a capital lease with the building and initial capital lease obligation reflected at the fair market value of the property on the date of lease inception. The minimum future obligations under the lease have been discounted based upon the implicit lease rate of 12.3%


         The 8.75% fixed rate mortgage loan on the Queens property was eliminated when the Company completed the sale and leaseback transaction in November 1997. Interest and principal were payable in equal monthly installments of $76,000 to July 2005 at which time the remaining principal was due.


         Principal payments required under long-term debt obligations for years subsequent to December 30, 1997 are as follows-

       1998                                                          $   110,000
       1999                                                              124,300
       2000                                                              140,400
       2001                                                              158,800
       2002                                                              179,400
       Thereafter                                                    $47,019,600





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

         Rental expense charged to operations under the leases described above, all of which are classified as operating leases, are summarized below-



                                                                     Year Ended
                                                 December 30,      December 31,        December 26,
                                                     1997              1996                1995
                                                 --------------     -------------     --------------


Rentals under-
  Related party leases                           $1,979,000         $1,848,000        $1,836,000
  Other leases                                    5,298,000          5,660,000         5,323,000
                                                  ---------          ---------         ----------

                                                 $7,277,000         $7,508,000        $7,159,000
                                                 ==========         ==========        ==========



         Minimum annual rental payments under operating leases in fiscal years subsequent to December 30, 1997 are as follows-


       1998                                                         $5,759,000
       1999                                                          5,241,000
       2000                                                          5,139,000
       2001                                                          5,043,000
       2002                                                          2,207,000
       Thereafter                                                    7,109,000





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

     Stock option transactions for the periods indicated were as follows-


                                                    1997                    1996                    1995
                                                    ----                    ----                    ----
                                             Number      Wt Avg      Number      Wt Avg       Number    Wt Avg
                                             Shares      Price       Shares      Price        Shares     Price

Options outstanding at beginning
of year ($1.44 to $6.88)                   1,110,300     $2.97       796,700     $5.49       600,000      $6.40
Granted ($1.00 to $5.00)                     297,000     $1.15     1,041,300     $2.35       385,000      $4.44
Canceled ($2.38 to $6.25)                   (250,600)    $3.14      (727,700)    $4.84      (188,300)     $6.25
                                           ---------     ------    ---------     -----       --------     -----

Options outstanding at end of year         1,156,700     $2.46     1,110,300     $2.97        796,700     $5.49
 ($1.00 to $6.88)                          =========               =========                 =======

Exercise price range of 12/97 options

                   1.000    1.440               333,000
                   2.375    2.625               713,700
                   6.250    6.880               110,000
                                               --------

                                              1,156,700






DETAIL OF 1997 OUTSTANDING OPTIONS BALANCE:
                                                          SHARES      VESTED    REMAINING
                 SHARES         EXERCISE     ISSUE        VESTED      VALUE     LIFE (YRS)
PLAN              O/S            PRICE        DATE        @ 12/97    @ 12/97     @12/97
----            --------       ---------     -----       --------    -------     --------


ISO ........      13,000         6.250      04-18-94      13,000      81,250        9.5
ISO ........     326,000         2.375      06-03-96     108,667     258,083       10.0
ISO ........     103,000         1.310      08-29-97           0           0        0.0
ISO ........      53,396         6.880      04-18-94      53,396     367,364        9.5
NQO ........      43,604         6.880      04-18-94      43,604     299,996        9.5
NQO ........      47,700         2.625      06-03-96      15,900      41,738       10.0
NQO ........     250,000         2.375      06-03-96      83,333     197,917       10.0
NQO ........     100,000         1.063      11-19-97     100,000     106,300       10.0
NQO ........      90,000         2.375      06-03-96      30,000      71,250       10.0
NQO ........      30,000         1.063      10-15-97      30,000      31,890       10.0
NQO ........      40,000         1.440      09-01-96      40,000      57,600       10.0
NQO ........      50,000         1.063      10-15-97           0           0        0
NQO ........      10,000         1.000      03-12-97           0           0        0

          1,156,700        2.463                      517,900         1,513,388
       ============        =====                      =======         =========

Weighted average exercise price at 12/97                               2.922
                                                                       =====

Weighted average remaining life (years) at 12/97                                  9.9
                                                                                  ===




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






     Principal assumptions used in applying the Black-Scholes model were as follows-

                                      1997               1996            1995
                                     -------            -------         -------
Risk-free interest rate               6.0%               6.6%            6.0%
Expected life, in years               5                  5               5
Expected volatility                   91%                67%             67%
Expected dividend yield               0.0%               0.0%            0.0%


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

                                                   1997            1996
                                                 ----------      ---------
Current deferred tax assets-
  Compensation not currently deductible          $   -           $313,000
  Inventory                                       301,000         376,000
  Accrued liabilities                             129,000         152,000
  Other                                           223,000         324,000
  Valuation allowance                            (481,000)       (885,000)
                                                 ---------        ---------

     Total current deferred tax assets            172,000         280,000

Current deferred tax liabilities-
  Vendor allowances                             2,545,000       2,899,000
  Other                                           567,000         139,000

     Total current deferred tax liabilities     3,112,000       3,038,000
                                                ---------        ---------

    Net current deferred tax liabilities       $2,940,000      $2,758,000
                                                ==========      ==========

Long-term deferred tax assets-
  Federal and state loss carryforwards         $6,941,000      $7,150,000
  Alternative minimum tax and job credit
  carryforward                                    593,000         604,000
  Compensation not currently deductible             -              37,000
  Rent                                            805,000       1,266,000
  Depreciation                                  2,502,000       1,992,000
  Warranty                                        348,000         343,000
  Valuation allowance                          (8,244,000)     (8,629,000)
                                              -----------      -----------

      Total long-term deferred tax assets       2,945,000       2,763,000

Long-term deferred tax liabilities - Other          5,000           5,000
                                             -------------     -----------

Net long-term deferred tax assets              $2,940,000      $2,758,000
                                               ==========       ==========



     At December 30, 1997, the Company has a Federal net operating loss carryforward of approximately $16,570,000 of which the majority expires in 2010.

     Components of the benefit for income taxes (before extraordinary item) are as follows-

                                        1997                1996                 1995

Current-
  Federal                              $ -              ($1,778,000)            ($298,000)
  State                                  -                   14,000                16,000
                                      ----------        -----------             ----------
                                                         (1,764,000)             (282,000)
Deferred-
  Federal                               -                  (236,000)             (752,000)
  State                                 -                     -                  (254,000)
                                      ----------         -----------            ----------

                                        -                  (236,000)           (1,006,000)
                                      ----------         -----------            ----------
Benefit for income taxes             $  -               ($2,000,000)          ($1,288,000)
                                      ==========         ===========            ==========

     A reconciliation of the effective tax rate to the Federal statutory rate is as follows-

                                     1997           1996           1995
                                     ----           ----           ----

Federal statutory rate              (34.0%)        (34.0%)        (34.0%)
State income taxes, net of
  Federal income tax benefit           -              -            (4.9)
Increase in valuation allowance
  attributable to Federal net
  operating loss carryforward not
  recognized                         34.0           26.0            -
Other                                  -            (1.4)         (1.1)
                                     -----         ------         -----
Effective tax rate                      0%          (9.4%)       (40.0%)


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



                                   SCHEDULE II
                            TOPS APPLIANCE CITY, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

     YEARS ENDED DECEMBER 30, 1997, DECEMBER 31, 1996 AND DECEMBER 26, 1995

                                                       Additions
                                    Balance at         Charged to                               Balance
                                    Beginning          Costs and                                at End
           Description              of Period          and Expenses       Deductions            of Period
           -----------              ------------       ------------       ----------            ---------

Year ended December 26, 1995 --
Allowance for doubtful accounts     $263,000            $240,000           $130,000               $373,000
                                    ---------           --------            --------               --------

Year ended December 31, 1996 --
Allowance for doubtful accounts     $373,000            $360,000           $465,000               $268,000
                                    --------            --------            --------               --------

Year ended December 30, 1997 --
Allowance for doubtful accounts     $268,000            $180,000           $145,000               $303,000
                                    --------             --------           --------               --------




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

                               PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a)(1)  Financial Statements

        Reports of Independent Public Accountants.........................12

        Consolidated Balance Sheets as of December 30, 1997 and
        December 31, 1996..................................................4

        Consolidated Statements of Operations for years
        ended December 30, 1997, December 31, 1996, and
        December 26, 1995..................................................5

        Consolidated Statements of Shareholders' Equity................... 6

        Consolidated Statements of Cash Flows for years
        ended December 30, 1997, December 31, 1996 and
        December 26, 1995..................................................7

        Notes to Consolidated Financial Statements........................ 8

        (a)(2)  Financial Statement Schedule

        The following are included in Part II, Item 8:

        Schedule II- Valuation and Qualifying
        Accounts and Reserves............................................S-2


        (a)(3)  Exhibits

     Except where noted, all exhibits are incorporated by reference from the Registrant's registration statement on Form S-1 as filed with the Securities and Exchange Commission on June 3, 1992, and amendments thereto, Registration No. 33-48326.





       Exhibit Number             Description of Document



 3.1      The Registrant's Certificate of Incorporation
 3.2      The Registrant's By-Laws
 4        Specimen of stock certificate for shares of common stock
 4.2      Indenture  dated  as  of  November  30,  1993  between  Tops
          Appliance City, Inc. and Donaldson, Lufkin & Jenrette Securities Corporation (incorporated by reference from Form S-3 filed February 10, 1994)
 4.3      Registration  Rights Agreement dated as of November 30, 1993 between Tops Appliance City, Inc. and Donaldson, Lufkin & Jenrette Securities Corporation (incorporated by reference from Form S-3 filed February 10, 1993)
10.1 Security Agreement dated April 27, 1992 between Maytag Financial Service Corp. and Tops Appliance City, L.P.
10.2      Security  Agreement  dated  January 19, 1989 between  General
          Electric Capital orporation and Tops Appliance City, L.P.
10.3 Security Agreement dated January 15, 1990 between Tops Appliance City, L.P. and WCI Acceptance Corporation
10.4 Floor Plan Inventory Security Agreement dated March 19, 1990 between Tops Appliance City, L.P. and Carrier Distribution Credit Corporation
10.5 Lease dated March 3, 1984 between Leslie S. Turchin and Tops Appliance City, L.P., as amended (1745 Route 27, Edison, New Jersey)
10.6 Lease dated October 11, 1985 between Leslie S. Turchin and Tops Appliance City, L.P. (45 Brunswick Avenue, Edison, New Jersey)
10.7 Lease Dated May 21, 1986 between Mack Edison Co. and Tops Appliance City, L.P., as amended
10.8 Lease dated May 21, 1986 between Mack Industries and Tops Appliance City, Inc., as amended
10.9 Lease dated April 27, 1988 between Castle Ridge Shopping Plaza Associates and Tops Appliance City, L.P.
10.10 Lease dated June 2, 1989 between Sudler Town and Country Limited Partnership and Tops Appliance City, L.P.
10.11 Management Agreement dated November 30, 1988 between Tops Appliance City, L.P. and Leslie S. Turchin, as amended
10.12 Management Agreement dated January 1, 1989 between Tops Appliance City, L.P. and Philip M. Schmidt, as amended
10.13 Form of Equipment Loan Agreement between Tops Appliance City, L.P. and Bell Atlantic Mobile Systems, Inc.
10.14 Form of Hardware/Software License Agreement between Tops Appliance City, L.P. and Bell Atlantic Mobile Systems, Inc.
10.15 Delivery Agreement dated January 30, 1992 between Tops Appliance City, L.P. and Merchants Home Delivery Service, Inc.
10.16     Form of Amended and Restated  Section  401(k) Plan dated July 29, 1988
10.17 Summary Plan and Description Amended and Restated 401(k) Plan dated January 1, 1988
10.18     Form of Executive and Deferred Compensation Plan
10.19     Form of Premium Conversion Plan
10.20     Form of Stock Option Plan
10.21 Extended Service Agreement dated October 19, 1987 between Warrantech Corporation and Tops Appliance City, Inc.
10.22 Extended Service Agreement dated April 29, 1988 between Warrentech Corporation and Tops Appliance City, Inc.
10.23     Account  Financing  Agreement dated December 30, 1986 between
          General Electric Capital Corporation and Tops Appliance City, L.P.
10.24     Lease  dated  July 7, 1992  between  New York  Medical
          College and Tops Appliance City, L.P.
10.25     Third  Amendment  to  Management   Agreement   between  Tops
          Appliance City, Inc. and Leslie S. Turchin dated December 16, 1992 (incorporated by reference from 8-K filed January 11, 1993).
10.26 Lease dated February 11, 1993 between Tops Appliance City, Inc. and Jerry Spiegel and Jesco Co. (incorporated by reference from 8-K filed April 6, 1993.)
10.27     Lease dated May 1993 between Tops  Appliance  City,  Inc. and
          Lester Robbins, Trustee (incorporated by reference from 8-K filed June 11, 1993).
10.28     Management  Agreement  dated  July  31,  1995  between  Tops
          Appliance City, Inc. and Rick Jones (incorporated by reference from Annual Report on Form 10-K for year ending December 26, 1995.
10.29     Management   Agreement  dated  May  31,  1995  between  Tops
          Appliance City, Inc. and Robert Gross (incorporated by reference from Annual Report on Form 10-K for year ending December 26, 1995.)
10.30     Addendum  to  Management  Agreement  dated  October 15, 1997 between Tops Appliance City, Inc. and Thomas L. Zambelli - Page 26.
10.31     Addendum to  Management  Agreement  dated  November 20, 1997 between Tops Appliance City, Inc. and Robert Gross - Page 28.
10.32     Addendum  to  Management  Agreement  dated  October 15, 1997 between Tops Appliance City, Inc. and Richard Jones - Page 31.
10.33 Stock Purchase Agreement dated November 5, 1997 by and between SSP, L.L.C., Tops Appliance City of New York, Inc. and Tops Appliance City, Inc. - Page 33.
10.34 Debenture Exchange Agreement dated August 20, 1997, effective September 1, 1997 between Tops Appliance City, Inc. and BEA Associates - Page 35.
10.35 First Amendment to Lease dated November 5, 1997 between Tops Appliance Realty, Inc. and Tops Appliance City, Inc.
22        List of Subsidiaries of the Registrant- Page 108.
24.1      Consent of Arthur Andersen L.L.P. - Page 109.
24.2      Consent of Ernst & Young LLP - Page 110.


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


                                                       TOPS APPLIANCE CITY, INC.


                                                BY:        /s/ Robert G. Gross
                                                       -------------------------
                                                             ROBERT G. GROSS
                                                        Chief Executive Officer


                                                 BY:      /s/ Thomas L. Zambelli
                                                       -------------------------
                                                           THOMAS L. ZAMBELLI
                                                        Chief Accounting Officer
Dated:  October 8, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                              Title                   Date




/s/ Robert G. Gross            Chairman of the Board,         October 8, 1998
---------------------          Chief Executive Officer
ROBERT G. GROSS



/s/ Thomas L. Zambelli         Exec. Vice President,           October 8, 1998
----------------------         Chief Accounting Officer
THOMAS L. ZAMBELLI



/s/ Leslie S. Turchin          Director                        October 8, 1998
---------------------
LESLIE S. TURCHIN



/s/ Anthony L. Formica         Director                        October 8, 1998
----------------------
ANTHONY L. FORMICA




/s/ John H. Hollands            Director                       October 8, 1998
---------------------
JOHN H. HOLLAND

                                 EXHIBIT 10.35


                            FIRST AMENDMENT TO LEASE

     This is a First Amendment ( FIRST AMENDMENT ) dated November 5, 1997, to Lease (the "Lease") dated July 28, 1995 between Tops Appliance Realty, Inc. ("Landlord") and Tops Appliance City, Inc. ("Tenant").


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

         3.2 Provided Tenant shall not then be in default of this Lease, Tenant shall have the option, exercisable by giving notice to the Landlord not less than six months before the end of the Initial Term, to extend the tei~n of this Lease for a further period of ten years following the end of the Initial Terrn (herein referred to as the "First Option Term") at the base rent set forth in Schedule A below, attached hereto and made a part hereof, and otherwise upon the same terms, covenants and conditions set forth herein. Each rent increase shall take effect on November 1 of each year during the Initial Term, the First Option Term and the Second Option Term.

         3.3 Provided Tenant shall not then be in default of this Lease, and shall have exercised the option provided in Paragraph 3.2 of this Article, Tenant shall have the further option, exercisable by giving notice to the Landlord not less than six months before the end of the First Option Term, to extend the term of this Lease for a further period of ten years following the end of the First Option Terrn (herein referred to as the "Second Option Term") at the base rent set forth in Schedule A below, attached hereto and made a parr hereof, and otherwise upon the same terms, covenants and conditions set forth herein.

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

         4. The following Article 34 shall be added to the Lease:

                          ARTICLE 34. SECURITY DEPOSIT

                           Tenant shall  deposit  with The Witkoff  Group LLC in
                  escrow the sum of Five Hundred Thousand ($50O,000) Dollars (the "Security Deposit") as security for the faithful performance of Tenant's obligations hereunder. If Tenant fails to pay rent payable hereunder, or otherwise defaults with respect to any provision of this Lease after notice and expiration of any applicable grace periods, Landlord may at its option use, apply and retain all or any portion of the Security Deposit (i) to remedy Tenant's defaults in the payment of rent pursuant to the terms hereof, (ii) to repair any damage to the Premises, (iii) to clean and otherwise maintain the Premises, or (iv) to compensate Landlord for any other loss or damage which Landlord may suffer thereby.

                           Notwithstanding   anything  to  the  contrary  above,
                  Landlord agrees that the Security Deposit or any portion thereof which is being held by Landlord or its counsel, shall yield interest for the beneft of Tenant (provided Tenant is not then in default) at the rate of interest earned by Landlord with respect thereto, less one percent (1%) per annum. Provided Tenant is not then in default, 20% of the Security Deposit and all accrued interest thereon shall be returned to Tenant commencing on the second annual anniversary date of this Lease and continuing on each of the following four annual anniversary dates.

         5. The following Article 35 shall be added to the Lease:

                           Tenant shall pay  Landlord the sum of FIFTY  THOUSAND
                  DOLLARS ($50,000.00) per annum in quarterly installments of TWELVE THOUSAND FI`IE HUNDRED DOLLARS ($12,500.00) each quarter, until the earlier of (a) August 1, 2005, or (ii) that certain date when Landlord's note and mortgage, each dated July 28, 1995, with Chase Manhattan Bank (successor to Chemical Bank), is satisfied and/or refinanced (the "Fee Termination Date"). The first quarterly payment shall be made on April 1, 1998, which payment shall cover the period of January 1, 1998 through March 31, 1998, and thereafter the quarterly payments shall be made on April 1st, July 1st, October 1st and January 1st of each year until the Fee Termination Date. Additionally, on January 1, 1998, Tenant shall pay Landlord a prorated fee for the period commencing November 5, 1997 until December 31, 1997, in the amount of SEVEN THOUSAND SIX HUNDRED EIGHT DOLLARS ($7,608.00).


         6. Paragraph 4. l(b), Lines 5 through 7 of the Lease shall be amended so that the words "and any Landlord Mortgagee (as defined in Section 17.1 hereof)" shall be deleted. Additionally, the third sentence of Paragraph 10.1, which states, "Tenant further agrees to undertake and perform any and all repairs if, when and as required by, and to the satisfaction of, any Landlord Mortgagee (as defined in Section 17.1 hereo0. " shall be deleted in its entirety. The foregoing two Lease modifications in this Paragraph 6 of the Amendment shall only become effective upon the earlier of (i) August 1, 2005, or
(ii) the Fee Termination Date, as defined in Paragraph 5 above.

         7. Except as modified herein, the Lease shall remain in full force and effect.

         IN WITNESS WHEREOF, Landlord and Tenant have executed this First Amendment to Lease as of the date set forth below.

ATTEST:                                     TOPS APPLIANCE REALTY, INC.


______________________________      By:____________________________________
Lee Feld, Secretary                        Steven C. Witkoff, President



ATTEST:                                     TOPS APPLIANCE CITY, INC.


______________________________      By:____________________________________
Alexander Burlotos, Asst. Secretary    Thomas L. Zambelli, Sr. Vice President


Dated: November 5, 1997

                          SCHEDULE A

Year              Annual Rent               Monthly Rent
------------------------------------------------------------
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
----------------------------------------------------------
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

Year              Annual Rent               Monthly Rent
Second            Option   Term:
------------------------------------------------------------
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