Form 10-Q/A
period 1998-03-31
TOPS APPLIANCE CITY INC
filed 1998-11-03
CIK 888470

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A





     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended March 31, 1998 --------------

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
                             (Dollars in thousands)
                                   (Unaudited)



                                                              3/31/98   12/30/97
                                                              -------   --------
                ASSETS

Current Assets:
                Cash and cash equivalents ..................   $ 3,149   $ 2,368
                Accounts receivable, net ...................     1,072     1,101
                Merchandise inventory ......................    52,077    53,895
                Prepaid expenses and other current assets ..     2,744     2,080
                                                               -------   -------

                                   Total current assets ....    59,042    59,444


Property, equipment & leasehold improvements, net ..........    28,952    29,936
Deferred taxes .............................................     2,940     2,940
Other assets ...............................................     2,454     2,530
                                                               -------   -------


                                                               $93,388   $94,850
                                                               =======   =======

                LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities:
                Accounts payable ...........................   $ 9,189   $ 6,551
                Current portion of long-term debt ..........   $   110   $   110
                Accrued liabilities and income .............     2,925     3,638
                taxes
                Sales tax payable ..........................       908     1,477
                Customer deposits ..........................     4,289     4,276
                Short-term borrowings ......................    24,511    23,558
                Deferred taxes .............................     2,940     2,940
                                                               -------   -------

                                   Total current liabilities    44,872    42,550


Long-term debt, net of current portion .....................    45,503    47,623
Deferred rent ..............................................     1,782     1,801
Other liabilities ..........................................       794       758


Shareholders' equity .......................................       437     2,118
                                                               -------   -------


                                                               $93,388   $94,850
                                                               =======   =======



See accompanying notes

                            TOPS APPLIANCE CITY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE MONTHS ENDED MARCH 31, 1998 AND APRIL 1, 1997
                  (Dollars in thousands except per share data)
                                   (Unaudited)

                                                    1st Quarter     1st Quarter
                                                       1998             1997
                                                   -------------   -------------

Net sales and service revenues ...................   $    61,373    $    64,490
Cost of sales ....................................        47,770         50,523
                                                     -----------    -----------

Gross profit .....................................        13,603         13,967



Selling, general and administrative expenses .....        14,458         16,190
                                                     -----------    -----------

Loss from operations .............................          (855)        (2,223)


Interest expense .................................        (1,685)        (1,630)
                                                     -----------    -----------


Loss before benefit
   for income taxes and extraordinary item .......        (2,540)        (3,853)

Benefit for income taxes .........................             0              0
                                                     -----------    -----------

Loss before extraordinary item ...................        (2,540)        (3,853)

Extraordinary item - gain on debt extinguishment .           859              0
                                                     -----------    -----------

Net loss .........................................   ($    1,681)   ($    3,853)
                                                     ===========    ===========

Net loss per common share before
  extraordinary item .............................   ($     0.35)   ($     0.53)

Income per common share applicable to
 extraordinary item ..............................          0.12              0
                                                     -----------    -----------

Basic and diluted net loss per common share ......   ($     0.23)   ($     0.53)
                                                     ===========    ===========



Common shares outstanding ........................     7,287,666      7,277,229
                                                     ===========    ===========




See accompanying notes.

                            TOPS APPLIANCE CITY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
               THREE MONTHS ENDED MARCH 31, 1998 AND APRIL 1, 1997
                             (Dollars in thousands)
                                   (Unaudited)

                                                      For the Three Months Ended
                                                            3/31/98     4/1/97
                                                            --------   ---------

Cash flow from operating activities:
Net loss .................................................   ($1,681)   ($3,853)
Adjustments to reconcile net loss
   to net cash provided by (used in) operating activities:

         Depreciation and amortization ...................     1,009      1,205
         Deferred rent ...................................       (19)        83
         Extraordinary gain on debt extinguishment .......      (859)
         Accounts receivable, net ........................        29        (74)
         Inventory .......................................     1,818        164
         Prepaid expenses and other current assets .......      (664)        61
         Accounts payable ................................     1,837        766
         Sales tax payable ...............................      (569)      (759)
         Accrued liabilities and income taxes payable ....      (712)    (1,730)
         Customer deposits ...............................        13       (337)
         Other assets ....................................       (43)      (104)
         Other liabilities...............................        36         25
                                                             -------    -------

Net cash provided by (used in) operating activities ......       195     (4,553)

Cash flows from investing activities:
         Capital expenditures, net of disposals ..........       (27)      (232)
                                                             -------    -------

Net cash used in investing activities ....................       (27)      (232)

Cash flows from financing activities:

         Short-term borrowings ...........................       953      4,976
         Cash overdrafts .................................       801        252
         Notes payable ...................................    (1,141)       (78)
         Related party repayments ........................         0       (195)
                                                             -------    -------

Net cash provided by financing activities ................       613      4,955

                                                             -------    -------
Increase in cash and cash equivalents ....................       781        170

Cash and cash equivalents, beginning of period ...........     2,368      2,147
                                                             -------    -------

Cash and cash equivalents, end of period .................   $ 3,149    $ 2,317
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

  Results of Operations

        The following table sets forth certain items in the Company's Condensed Consolidated Statements of Operations expressed as a percentage of net sales and service revenues:

                                                    Percentage of Net Sales and Service Revenues
                                                             Three Months Ended

                                                           March 31, 1998       April 1, 1997
                                                          ----------------     ----------------


Net sales and service revenues ...........................      100.0 %         100.0 %
Cost of sales ............................................        77.8           78.4
                                                                ----            ----

Gross profit .............................................        22.2           21.6


Selling, general and administrative expenses .............        23.6           25.1
                                                                ----             ----

Loss from operations .....................................        (1.4)          (3.5)

Interest expense .........................................        (2.7)          (2.5)
                                                                ----             ----


Loss before benefit for income taxes and .................        (4.1)          (6.0)
  extraordinary item

Benefit for income taxes .................................         0.0            0.0
                                                                ----              ----

Loss before extraordinary item ...........................        (4.1)          (6.0)

Extraordinary item - gain on debt extinguishment .........         1.4            0.0
                                                                ----              ----

Net Loss .................................................      (2.7) %          (6.0) %
                                                                ====              ====




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


     Selling, general and administrative expenses for the three months ended March 31, 1998 decreased 10.7% to $14,458,000 from $16,190,000 for the three months ended April 1, 1997. This net decrease was primarily due to the reduction of costs assocated with operating one less store combined with reductions in payroll and other net selling expenses. Selling, general and administrative expenses as a percentage of net sales and service revenues decreased to 23.6% from 25.1% for the comparable periods. This decrease was due primarily to the reduced level of expenses and an increase in comparable store sales.

     The Company's net loss from operations improved 61.5% to $855,000 for the three months ended March 31, 1998 compared to a net loss of $2,223,000 for the three months ended April 1, 1997.

     Interest expense increased to $1,685,000 from $1,630,000 for the comparable periods as a result of higher interest on the Queens capitalized lease, compared to the Queens mortgage, offset by lower interest on the 6 1/2 % Convertible Subordinated Debentures. During the quarter, the Company had average outstandings of $30,992,500 related to the 6 1/2% Convertible Subordinated Debentures compared to $40,000,000 last year.


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



Liquidity and Capital Resources


     In the past, the Company has relied primarily upon net cash from operations, a revolving credit facility with institutional lenders and inventory floor plan financing to fund its operations and growth. At March 31, 1998,the Company had working capital of $14,170,000, which represented a decrease of $2,725,000 from December 30, 1997. During the three months ended March 31, 1998, the Company incurred net capital expenditures of $27,000, decreased inventories by $1,818,000, increased short term borrowing by $953,000 and increased trade payables by $1,837,000.


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

Dated:  November 2, 1998


                                                  TOPS APPLIANCE CITY, INC.

                                             BY:   /s/ Thomas L. Zambelli
                                                   __________________________
                                                   Thomas L. Zambelli
                                                   Chief Accounting Officer