Form 10-Q/A
period 1998-06-30
TOPS APPLIANCE CITY INC
filed 1998-11-03
CIK 888470

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A




(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the period ended   June 30, 1998
                                -------------

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



                                                             June 30, 1998       December 30,1997

       ASSETS

Current Assets:
                Cash and cash equivalents                        $5,650                $2,368
                Accounts receivable, net                          1,470                 1,101
                Merchandise inventory                            57,330                53,895
                Prepaid expenses and other current assets         3,102                 2,080
                                                               ------------          ------------

                                   Total current assets          67,552                59,444


Property, equipment & leasehold improvements, net                28,055                29,936
Deferred taxes                                                    2,940                 2,940
Other assets                                                      3,499                 2,530
                                                               ------------          ------------
                                                                $102,046              $94,850
                                                               ============          ============


       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:


                Accounts payable                                 $15,248               $6,551
                Current portion of long-term debt                    110                  110
                Accrued liabilities and income taxes               3,417                3,638
                Sales tax payable                                  1,283                1,477
                Customer deposits                                  4,294                4,276
                Short-term borrowings                             26,289               23,558
                Deferred taxes                                     2,940                2,940
                                                                ------------         ------------


                                   Total current liabilities      53,581               42,550


Long-term debt, net of current portion                            43,633               47,623
Deferred rent                                                      1,757                1,801
Other liabilities                                                    751                  758

Shareholders' equity                                               2,324                2,118
                                                                ------------         ------------
                                                                 $102,046             $94,850
                                                                ============         ============


See accompanying notes.


                            TOPS APPLIANCE CITY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND JULY
                   1, 1997 (Dollars in thousands except share data)
                                   (Unaudited)


                                                     2nd Quarter    2nd Quarter       Six Months      Six Months
                                                         1998           1997             1998            1997
                                                     -------------  -------------    -------------    ------------


Net sales and service revenues                           $74,465        $78,749         $135,840        $143,239
Cost of sales                                             57,890         60,580          105,660         111,103
                                                    -------------  -------------    -------------    ------------
Gross profit                                              16,575         18,169           30,180          32,136


Selling, general and administrative expenses              14,622         16,308           29,080          32,498
                                                  -------------  -------------    -------------    ------------
Income (loss) from operations                              1,953          1,861            1,100           (362)

Interest expense                                          (1,703)        (1,720)          (3,388)         (3,350)
                                                    -------------  -------------    -------------    ------------
Income (loss) before extraordinary item                      250            141          (2,288)         (3,712)


Extraordinary item - gain on debt extinguishment             113              0              971               0
                                                    -------------  -------------    -------------    ------------
Net income (loss) per common share                          $363           $141         ($1,317)        ($3,712)
                                                    =============  =============    =============    ============
Income (loss) per common share (basic) before
   extraordinary item                                 $     0.03     $    0.02        $   (0.31)      $   (0.51)


Income per common share (basic) attributable to
   extraordinary item                                       0.02          0.00             0.13            0.00
                                                    -------------  -------------    -------------    ------------
Net income (loss) per common share (basic)            $     0.05     $    0.02        $   (0.18)       $  (0.51)
                                                    =============  =============    =============    ============
Common shares outstanding                              7,352,550     7,284,049        7,320,108       7,284,049
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


                                                     For the six months ended
                                                  June 30, 1998    July 1, 1997
Cash flow from operating activities:
Net (loss)                                           ($1,317)        ($3,712)
Adjustments to reconcile net loss
 to net cash provided by (used in) operating activities:

     Depreciation and amortization                     1,977           2,409
     Deferred rent                                       (44)            167
     Extraordinary gain on debt extinguishment          (971)
     Accounts receivable, net                           (369)             29
     Inventory                                        (3,435)            776
     Prepaid expenses and other current assets        (1,022)            818
     Accounts payable                                  6,364           4,434
     Sales tax payable                                  (194)           (100)
     Accrued liabilities and income taxes payable       (222)           (498)
     Customer deposits                                    18             172
     Other assets                                     (1,163)           (407)
     Other iabilities                                     (7)             52
                                                  -----------          ---------
Net cash provided by (used in) operating
 activities                                            (385)           4,140

Cash flows from investing activities:
       Capital expenditures, net of disposals          (142)            (474)

Net cash (used in) investing activities                (142)            (474)

Cash flows from financing activities:

     Short-term borrowings                            2,732              661
     Cash overdrafts                                  2,333             (477)
     Notes payable                                   (2,779)            (168)
     Due to related parties                               0             (391)
     Proceeds from Debenture Conversion               1,500                0
     Proceeds from Exercise of Stock Options             16                0
     Proceeds from Employee Stock Purchase Plan           7                5
                                                  -----------         ---------
Net cash provided by (used in) financing
 activities                                           3,809             (370)
                                                  -----------         ---------
Increase (decrease) in cash and cash equivalents      3,282            3,296

Cash and cash equivalents, beginning of period        2,368            2,147
                                                  -----------         ---------
Cash and cash equivalents, end of period             $5,650           $5,443
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

                            TOPS APPLIANCE CITY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)

NOTE  3.
      Earnings Per Share (Amounts in thousands except per share data)

                                      For the Quarter Ended June 30, 1998
                             --------------------------------------------------
                                                                     Per Share
                                               Income     Shares       Amount

     Basic Earnings Per Share
     Net Income before extraordinary item   $   250        7,315    $   0.03
     Diluted Earnings Per Share
     Options                                                 351
     Conversion of Debt                         125        4,393
                                            --------      -------
     Diluted Earnings Per Share             $   375       12,059    $   0.03

     Basic Earnings Per Share
     Extraordinary iem                      $   113        7,315    $   0,02
     Diluted Earnings Per Share
     Options                                                 351
     Conversion of Debt                         125        4,393
                                            --------      -------
     Diluted Earnings Per Share             $   238       12,059    $   0.02


     Basic Earnings Per Share
     Net Income                             $   363        7,315    $   0.05
     Diluted Earnings Per Share
     Options                                                 351
     Conversion of Debt                         125        4,393
                                            --------      -------
     Diluted Earnings Per Share             $   488       12,059    $   0.04

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

Results of Operations

       The following table sets forth certain items in the Company's Condensed Consolidated Statements of Operations expressed as a percentage of net sales and service revenues:

                                   Percentage of Net Sales and Service Revenues

                                   Three Months Ended       Six Months Ended

                                   6/30/98      7/1/97      6/30/98     7/1/97
                                  ---------    ---------   ---------   --------

Net sales and service revenues      100.0 %      100.0 %    100.0 %     100.0 %
Cost of sales                        77.7         76.9       77.8        77.6
                                  ---------    ---------   ----------  --------
Gross profit                         22.3         23.1       22.2        22.4


Selling, general and administrative
expenses                             19.6         20.7       21.4        22.7
                                  ---------    ---------   ----------  --------
Income (loss) from operations         2.7          2.4        0.8        (0.3)

Interest expense                     (2.4)        (2.2)      (2.5)       (2.3)
                                  ---------    ---------   ----------  --------
Income (loss) before extra-
ordinary item                         0.3          0.2       (1.7)       (2.6)


Extraordinary item - gain on debt
extinguishment                        0.2          0.0        0.7          0.0
                                  ---------    ---------   ----------  --------
Net income (loss)                     0.5 %        0.2 %     (1.0) %     (2.6) %
                                  =========    =========   ==========  ========

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


        Continuing the trend first reported in 1997, selling, general and administrative expenses for the three months ended June 30, 1998 decreased 10.3% to $14,622,000 from $16,308,000 for the three months ended July 1, 1997.
This decrease was achieved by operating one less store during the second quarter of 1998, combined with reductions in payroll and other net selling expenses. Selling, general and administrative expenses as a percentage of net sales and service revenues decreased to 19.6% from 20.7% for the comparable periods. This decrease was due to the reduced level of expenses.

        The Company's income from operations increased 4.9% to $1,953,000 for the three months ended June 30, 1998 compared to income from operations of $1,861,000 for the three months ended July 1, 1997.

         Interest expense decreased to $1,703,000 from $1,720,000 for the comparable period last year as a result of higher interest on the Queens capitalized lease relative to the Queens mortgage, offset by reduced expense resulting from average outstanding Debentures of $28,118,000, compared to $40,000,000 last year.


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


        Selling, general and administrative expenses for the six months ended June 30, 1998 decreased 10.5% to $29,080,000 from $32,498,000 for the six months ended July 1, 1997. This decrease was achieved by operating one less store during the second quarter of 1998, combined with reductions in payroll and other net selling expenses. Selling, general and administrative expenses as a percentage of net sales and service revenues decreased to 21.4% from 22.7% for the comparable periods. This decrease was due to the reduced level of expenses.

        The Company's income from operations improved to $1,100,000 for the six months ended June 30, 1998 compared to a loss from operations of $362,000 for the six months ended July 1, 1997.

         Interest expense increased to $3,388,000 from $3,350,000 for the comparable period last year as a result of higher interest on the Queens capitalized lease, as compared to the previously existing mortgage, offset by a decrease of $13,750,000 in the outstanding balance of 6 1/2% Convertible Subordinated Debentures.


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

Liquidity and Capital Resources


         In the past, the Company has relied primarily upon net cash from operations, a revolving credit facility with institutional lenders and inventory floor plan financing to fund its operations and growth. At June 30, 1998, the Company had working capital of $13,971,000, which represented a decrease of $2,923,000 from December 30, 1997. During the six months ended June 30, 1998, the Company incurred net capital expenditures of $142,000, increased inventories by $3,435,000, increased short term borrowing by $2,732,000 and increased trade payables by $6,364,000.


        In October 1996 the Company entered into a new $35,000,000 secured credit facility with more favorable terms to the Company. The secured credit facility bears interest at the bank's base rate plus 1% or for a portion of the loan, LIBOR plus 3%. The facility expires in October 1999. All of the Company's unencumbered assets are pledged as collateral for the new facility. At June 30, 1998 , $26,289,000 was outstanding under this credit facility.

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

Dated:  November 2, 1998


                                    TOPS APPLIANCE CITY, INC.

                                    BY:  /s/Thomas L. Zambelli
                                         _________________________
                                         Thomas L. Zambelli
                                         Executive Vice President and
                                         Chief Accounting Officer