Form 10-Q
period 1998-09-29
TOPS APPLIANCE CITY INC
filed 1998-11-13
CIK 888470

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q




(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                     For the period ended September 29, 1998
                               ------------------

( ) Transition Report pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 For the transition period from ___________ to
     _____________

                         Commission File Number 0-20498

                            TOPS APPLIANCE CITY, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          NEW JERSEY                                        22-3174554
--------------------------------                     --------------------------
(State or other jurisdictions of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)

 45 Brunswick Avenue,      Edison,  New Jersey                         08818
----------------------------------------------                       ----------
   (Address of principal executive offices)                          (Zip Code)

                                 (732) 248-2850
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                ( X ) Yes ( ) No

Number of shares outstanding of each of the issuer's classes of common stock, as of November 2, 1998.


                                13,484,113 Shares

                            TOPS APPLIANCE CITY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                              9/29/98   12/30/97
                                                              -------   --------
                ASSETS
Current Assets:
                Cash and cash equivalents ..................   $ 3,082   $ 2,368
                Accounts receivable, net ...................     1,323     1,101
                Merchandise inventory ......................    53,925    53,895
                Prepaid expenses and other current assets ..     2,706     2,080
                                                               -------   -------

                                   Total current assets ....    61,036    59,444

Property, equipment & leasehold improvements, net ..........    29,074    29,936
Deferred taxes .............................................     2,940     2,940
Other assets ...............................................     3,439     2,530
                                                               -------   -------

                                                               $96,489   $94,850
                                                               =======   =======

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

                Accounts payable ...........................   $ 4,451   $ 6,551
                Current portion of long-term debt ..........       108       110
                Accrued liabilities and income taxes........     1,439     3,638
                Sales tax payable ..........................       875     1,477
                Customer deposits ..........................     3,525     4,276
                Short-term borrowings ......................    29,600    23,558
                Deferred taxes .............................     2,940     2,940
                                                               -------   -------

                                   Total current liabilities    42,938    42,550


Long-term debt, net of current portion .....................    37,109    47,623
Deferred rent ..............................................     1,972     1,801
Other liabilities ..........................................       706       758

Shareholders' equity .......................................    13,764     2,118
                                                               -------   -------

                                                               $96,489   $94,850
                                                               =======   =======
See accompanying notes

                            TOPS APPLIANCE CITY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      THREE AND NINE MONTHS ENDED SEPTEMBER 29, 1998 AND SEPTEMBER 30, 1997
                    (Dollars in thousands except share data)
                                   (Unaudited)


                                                       3rd              3rd           Nine          Nine
                                                      Quarter          Quarter        Months       Months
                                                       1998             1997           1998         1997
                                                      ------          -------        --------      -------

Net sales and service revenues .................   $    73,730    $    74,447    $   209,569    $   217,685

Cost of sales ..................................        57,775         58,161        163,435        169,263
                                                   -----------    -----------    -----------    -----------

Gross profit ...................................        15,955         16,286         46,134         48,422

Selling, general and administrative expenses ...        14,268         17,471         43,346         49,970
                                                   -----------    -----------    -----------    -----------

Income (loss) from operations ..................         1,687         (1,185)         2,788         (1,548)


Interest expense ...............................        (1,657)        (1,520)        (5,045)        (4,869)
                                                   -----------    -----------    -----------    -----------

Income (loss) before extraordinary item ........            30         (2,705)        (2,257)        (6,417)

Extraordinary item - gain on debt extinguishment           338          7,688          1,309          7,688
                                                   -----------    -----------    -----------    -----------

Net income (loss) ..............................   $       368    $     4,983    ($      948)   $     1,271
                                                   ===========    ===========    ===========    ===========

Income (loss) per common share (basic) before
   extraordinary item ..........................   $      0.01    $     (0.37)   $     (0.28)   $     (0.88)
                                                   -----------    -----------    -----------    -----------

Income per common share (basic) attributable to
   extraordinary item ..........................          0.03           1.05           0.16           1.05
                                                   -----------    -----------    -----------    -----------


Net income (loss) per common share (basic) .....   $      0.04    $      0.68    $     (0.12)   $      0.17
                                                   ===========    ===========    ===========    ===========


Common shares outstanding (basic) ..............     9,677,056      7,284,049      8,105,758      7,284,049
                                                   ===========    ===========    ===========    ===========


Income per common share (diluted) before
   extraordinary item..........................   $         -
                                                  -------------

Income per common share (diluted) attributable
   to extraordinary item ......................            0.03
                                                  --------------


Net income per common share (diluted) .........   $        0.03
                                                   ==============

Common shares outstanding (diluted)                  10,571,177
                                                   ==============



See accompanying notes.

                            TOPS APPLIANCE CITY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           NINE MONTHS ENDED SEPTEMBER 29, 1998 AND SEPTEMBER 30, 1997
                             (Amounts in thousands)
                                   (Unaudited)


                                                                    For the nine months ended
                                                                         9/29/98    9/30/97
                                                                        --------    -------

Cash flow from operating activities:
Net income (loss) ...................................................   ($   948)   $  1,271
Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating activities:


        Depreciation and amortization ...............................      2,940       3,614
        Deferred rent ...............................................        171      (1,372)
        Extraordinary gain on debt extinguishment ...................     (1,309)     (7,688)
        Write-off of fixed assets related to store closing ..........          0       1,628
        Accounts receivable, net ....................................       (222)        421
        Inventory ...................................................        (30)      4,295
        Prepaid expenses and other current assets ...................       (626)        526
        Accounts payable ............................................     (3,351)      1,958
        Sales tax payable ...........................................       (602)       (793)
        Accrued liabilities and income taxes payable ................     (2,199)     (2,302)
        Customer deposits ...........................................       (751)       (358)
        Other assets ................................................     (1,181)       (741)
        Other liabilities ...........................................        (53)         92
                                                                        --------    --------

Net cash provided by (used in) operating activities .................     (8,161)        551

Cash flows from investing activities:
        Capital expenditures, net of disposals ......................     (1,806)       (594)
                                                                        --------    --------

Net cash (used in) investing activities .............................     (1,806)       (594)

Cash flows from financing activities:

        Short-term borrowings .......................................      6,040       4,756
        Cash overdrafts .............................................      1,251      (2,950)
        Notes payable ...............................................     (9,204)       (234)
        Due to related parties ......................................          0        (587)
        Proceeds from Issuance of Additional Equity .................      5,040           0
        Proceeds from Debenture Conversion ..........................      7,526           0
        Proceeds from Exercise of Stock Options .....................         21           0
        Proceeds from Employee Stock Purchase Plan ..................          7           5
                                                                        --------    --------

Net cash provided by (used in) financing activities .................     10,681         990

                                                                        --------    --------
Increase (decrease) in cash and cash equivalents ....................        714         947

Cash and cash equivalents, beginning of period ......................      2,368       2,147
                                                                        --------    --------

Cash and cash equivalents, end of period ............................   $  3,082    $  3,094
                                                                        ========    ========



                            TOPS APPLIANCE CITY, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE  1.
         The accompanying condensed consolidated financial statements (unaudited) should be read in conjunction with the consolidated financial statements and disclosures included in the Company's 1997 Annual Report on Form 10-K.

         The condensed consolidated financial statements (unaudited) include all adjustments (consisting of normal recurring items) which management considers necessary to present fairly the financial position and results of operations of the Company for the three and nine months ended September 29, 1998 and September 30, 1997.

         Due to the carry-forward of Net Operating Losses, primarily related to 1996, no benefit for income taxes was recorded during the first nine months of 1997 or 1998.

         The results for the interim periods presented may not be indicative of results for the full year.


NOTE  2.

         During the third quarter of 1998, the Company repurchased $750,000 face value of 6 1/2% Convertible Subordinated Debentures for a purchase price of $412,500, resulting in a gain of $337,500.

                            TOPS APPLIANCE CITY, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

NOTE 3.
            Earnings Per Share (Amounts in thousands except per share data)

                                  For the Quarter Ended September 29, 1998
                                                           Per Share
                                      Income    Shares       Amount
                                      ------    ------     ---------

Basic Earnings Per Share
Income before extraordinary item ...   $   30    9,677   $   0.01
Diluted Earnings Per Share
Options ............................               894
                                       ------   ------   --------
Diluted Earnings Per Share .........   $   30   10,571   $   --

Basic Earnings Per Share
Extraordinary item .................   $  338    9,677   $   0.03
Diluted Earnings Per Share
Options ............................               894
                                       ------   ------   --------
Diluted Earnings Per Share .........   $  338   10,571   $   0.03

Basic Earnings Per Share
Net Income before extraordinary item   $  368    9,677   $   0.04
Diluted Earnings Per Share
Options ............................               894
                                       ------   ------   --------
Diluted Earnings Per Share .........   $  368   10,571   $   0.03


Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the quarter.

For the nine months ended September 29, 1998 and September 30, 1997 and the quarter ended September 30, 1997, the effects of the 6.5% Convertible
Subordinated Debentures due 2003 and the Options were not included in the calculation of diluted earnings per share due to the fact that their conversion would be antidilutive.

For the quarter ended September 29, 1998, the effect of the 6.5% Convertible Subordinated Debentures due 2003 were not included in the calculation of diluted earnings per share due to the fact that their conversion would be antidilutive.

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

  Results of Operations

        The following table sets forth certain items in the Company's Condensed Consolidated Statements of Operations expressed as a percentage of net sales and service revenues:


                                                          Percentage of Net Sales and Service Revenues
                                                          Three Months Ended              Nine Months Ended
                                                         9/29/98      9/30/97          9/29/98      9/30/97
                                                         ---------    ---------       ----------   ----------

   Net sales and service revenues                           100.0 %      100.0 %          100.0 %      100.0 %
   Cost of sales                                             78.4         78.1             78.0         77.8
                                                         ---------    ---------       ----------   ----------

   Gross profit                                              21.6         21.9             22.0         22.2

   Selling, general and administrative expenses              19.4         23.5             20.7         23.0
                                                         ---------    ---------       ----------   ----------

   Income (loss)  from operations                             2.2         (1.6)             1.3         (0.8)


   Interest expense                                          (2.2)        (2.0)            (2.4)        (2.2)
                                                         ---------    ---------       ----------   ----------

   Income (loss) before extraordinary item                    0.0         (3.6)            (1.1)        (3.0)

   Extraordinary item - gain on debt extinguishment           0.5         10.3              0.6          3.5
                                                         ---------    ---------       ----------   ----------

   Net income (loss)                                          0.5 %        6.7 %           (0.5) %       0.5 %
                                                         =========    =========       ==========   ==========



Three Months Ended September 29, 1998 Compared to the Three Months Ended September 30, 1997.

         Net sales and service revenues for the three months ended September 29, 1998 decreased 1.0% to $73,730,000 from $74,447,000 for the three months ended September 30, 1997. This decrease is attributable to the October 1997 closing of the Westbury, New York store, partially offset by an increase of 6.8% in comparable sales, plus two months of revenue from the Company's Manhattan, New York store. Sales from the commercial division increased 13.1% or $1,100,000.

        Gross revenues from the sale of product protection plans for the three months ended September 29, 1998 decreased 3.5% to $3,408,000 from $3,531,000 for the three months ended September 30, 1997. Incremental costs related to these sales totaled $1,472,000 and $1,474,000 respectively, for the comparable periods.

        Gross profit as a percentage of net sales and service revenues for the three months ended September 29, 1998 decreased to 21.6% from 21.9% last year. This decrease was due to the significant increase in revenue generated by the commercial division. Gross margins in the commercial sales division decreased to 6.8% from 9.5% for the comparable periods. Gross margins in the commercial sales division tend to be lower than gross margins on retail sales.

        Continuing the trend first reported in 1997, selling, general and administrative expenses for the three months ended September 29, 1998 decreased 18.3% to $14,268,000 from $17,471,000 for the three months ended September 30, 1997. This decrease was partially achieved by reducing payroll and other net selling expenses. Additionally, 1997's operating results include a charge of $1.5 million related to the closing of the Westbury, New York location. Selling, general and administrative expenses as a percentage of net sales and service revenues decreased to 19.4% from 23.5% for the comparable periods.

        The Company's income from operations increased to $1,687,000 for the three months ended September 29, 1998 compared to a loss from operations of $1,185,000 for the three months ended September 30, 1997.

        Interest expense increased 9.0% to $1,657,000 from $1,520,000 for the comparable period last year as a result of higher interest on the Queens capitalized lease relative to the Queens mortgage, partially offset by reduced expense resulting from average outstanding Debentures of $25,183,000, compared to $37,458,000 last year.

        The Company did not record a tax benefit or charge for the three months ended September 29, 1998 or September 30, 1997, respectively.

        The Company's net income before extraordinary gain on early extinguishment of debt for the three months ended September 29,1998 was $30,000 ($0.01 per share) compared to a net loss of $2,705,000 ($0.37 per share) for the three months ended September 30, 1997.

        The Company's net income for the three months ended September 29,1998, after a $338,000 extraordinary gain on the extinguishment of debt, was $368,000 ($0.04 per share). This compares to net income of $4,983,000 ($0.68 per share), after an extraordinary gain on the extinguishment of debt of $7,688,000, for the three months ended September 30, 1997.

Nine Months Ended September 29, 1998 Compared to the Nine Months Ended September 30, 1997.

     Net sales and service revenues for the nine months ended September 29, 1998 decreased 3.7% to $209,569,000 from $217,685,000 for the nine months ended September 30, 1997. This decrease is attributable to the October 1997 closing of the Westbury, New York store, partially offset by an increase of 5.5% in comparable sales, plus two months of revenue from the Company's Manhattan, New York store. Sales from the commercial division increased 2.1% or $514,000.

     Gross revenues from the sale of product protection plans for the nine months ended September 29, 1998 decreased 6.3% to $9,699,000 from $10,348,000 for the nine months ended September 30, 1997. This decrease is attributed to operating one less store during the first 7 months of 1998, partially offset by an increase of 1.0% in comparable store service contract revenues. Incremental costs related to these sales totaled $4,250,000 and $4,391,000 respectively, for the comparable periods.

     Gross profit as a percentage of net sales and service revenues for the nine months ended September 29, 1998 decreased to 22.0% from 22.2% last year. This decrease was primarily due to the increased volume of revenue generated by the commercial division. Gross margins in the commercial sales division decreased to 6.9% from 9.7% for the comparable periods. Gross margins in the commercial sales division tend to be lower than gross margins on retail sales.

     Selling, general and administrative expenses for the nine months ended September 29, 1998 decreased 13.3% to $43,346,000 from $49,970,000 for the nine months ended September 30, 1997. This decrease was achieved by operating one less store for the first 7 months of 1998, combined with reductions in payroll and other net selling expenses. Additionally, 1997's operating results include a charge of $1.5 million related to the closing of the Westbury, New York location. Selling, general and administrative expenses as a percentage of net sales and service revenues decreased to 20.7% from 23.0% for the comparable periods. This decrease was due to the reduced level of expenses.

     The Company's income from operations improved to $2,788,000 for the nine months ended September 29, 1998 compared to a loss from operations of $1,548,000 for the nine months ended September 30, 1997.

     Interest expense increased 3.6% to $5,045,000 from $4,869,000 for the comparable period last year as a result of higher interest on the Queens capitalized lease, as compared to the previously existing mortgage, offset by a decrease of $11,900,000 in the outstanding balance of 6 1/2% Convertible Subordinated Debentures.

     The Company did not record a tax benefit or charge for the nine months ended September 29, 1998 or September 30, 1997, respectively.

     The Company's net loss before extraordinary gain on early extinguishment of debt for the nine months ended September 29, 1998 was $2,257,000 ($0.28 per share) compared to a net loss of $6,417,000 ($0.88 per share) for the nine months ended September 30, 1997.

     The Company's net income for the nine months ended September 29,1998, after a $1,309,000 extraordinary gain on the extinguishment of debt, was $948,000 ($0.12 per share). This compares to net income of $1,271,000 ($0.17 per share), after an extraordinary gain on the extinguishment of debt of $7,688,000, for the nine months ended September 30, 1997.

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

  Liquidity and Capital Resources

     In the past, the Company has relied primarily upon net cash from operations, a revolving credit facility with institutional lenders and inventory floor plan financing to fund its operations and growth. At September 29, 1998, the Company had working capital of $18,098,000, which represented an increase of $1,204,000 from December 30, 1997. During the nine months ended September 29, 1998, the Company incurred net capital expenditures of $1,806,000, increased inventories by $30,000, increased short term borrowing by $6,040,000 and decreased trade payables by $2,100,000.

     In October 1996 the Company entered into a new $35,000,000 secured credit facility with more favorable terms to the Company. The secured credit facility bears interest at the bank's base rate plus 1% or for a portion of the loan, LIBOR plus 3%. The facility expires in October 1999. All of the Company's unencumbered assets are pledged as collateral for the new facility. At September 29, 1998 , $29,601,000 was outstanding under this credit facility.

     Short-term trade credit represents a significant source of financing for inventory. Trade credit arises from the willingness of the Company's vendors to grant extended payment terms for inventory purchases and is financed either by the vendor or by third-party floor-planning sources. The Company utilizes floor-planning companies which in the aggregate at any one time provide financing for approximately 10%-15% of the Company's inventory purchases. The Company typically grants the floor-planning companies a security interest in those products financed.

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

Year 2000 Readiness

     The Company has initiated a program to prepare the Company's computer systems and applications for the year 2000. This is necessary because computer programs have been written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process normal business transactions. In addition, many of the Company's vendors and service providers are also faced with similar issues related to the year 2000.

     In connection with the Company's programs related to year 2000, management has assessed the Company's information systems, including its hardware and software systems and embedded systems contained in the Company's stores, distribution facilities and corporate headquarters. Based on the findings of this assessment, the Company has commenced a plan to upgrade or replace the Company's hardware or software for year 2000 readiness as well as to assess the year 2000 readiness of the Company's vendors and service providers. In addition, the Company's management is currently formulating contingency plans, which, in the event that the Company is unable to fully achieve year 2000 readiness in a timely manner, or any of the Company's vendors or service providers fails to achieve year 2000 readiness, may be implemented to minimize the risks of interruptions of the Company's business.

     Based on its assessment to date of the year 2000 readiness of the Company's vendors, service providers and other third parties on which the Company relies for business operations, the Company believes that its principal vendors, service providers and other third parties are taking action for year 2000 compliance. However, the Company has limited ability to test and control such third parties' year 2000 readiness, and the Company cannot provide assurance that failure of such third parties to address the year 2000 issue will not cause an interruption of the Company's business.

     The Company has committed significant resources in connection with resolving its year 2000 issues. The Company expects that the principal costs will be those associated with the remediation and testing of its computer applications. The Company estimates that the total costs associated with implementing year 2000 readiness will be approximately $2.0 million, consisting of system replacement costs of $1.0 million, and equipment replacement of $1.0 million. The Company anticipates that it will finance the cost of its year 2000 remediation.

     The Company expects to complete its year 2000 remediation by October 1999. However, the Company's ability to execute its plan in a timely manner may be adversely affected by a variety of factors, some of which are beyond the
Company's control including turnover of key employees, availability and continuity of consultants and the potential for unforeseen implementation problems. The Company's business could be interrupted if the year 2000 plan is not implemented in a timely manner, if the Company's vendors, service providers or other third parties are not year 2000 ready or if the Company's contingency plans are not successful. Based on current available information, and although no assurance can be given, the Company does not believe that any such interruptions are likely to have a material adverse effect on the Company's results of operation, liquidity or financial condition.

                                    Part II
                               Other Information:

ITEM 1.  Legal Procedures

                  Not applicable

ITEM 2.  Changes in Securities

                  Not applicable

ITEM 3.  Default Upon Senior Securities

                  Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

                  Not applicable

ITEM  5. Other Information - Subsequent Events

          The Company's previous 10-Q report, for the three and six months ended June 30, 1998, indicated that Mr. Robert G. Gross, Chairman and Chief Executive Officer, had entered into an agreement, dated August 17, 1998, to purchase 125,000 shares of Tops Appliance City, Inc. common stock from the Company's founder, Mr. Leslie S. Turchin. The agreement was subsequently canceled due to the volatility of the stock market. During the months of September and October, Mr. Gross purchased 25,100 shares of Tops stock on the open market.

ITEM  6. Exhibits and Reports on Form 8-K

                 Not applicable

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Dated:

                                                TOPS APPLIANCE CITY, INC.


                                            BY: /s/ Thomas L. Zambelli
                                                --------------------------------
                                                Thomas L. Zambelli
                                                Executive Vice President and
                                                Chief Accounting Officer