Form 10-Q/A
period 1998-03-31
TOPS APPLIANCE CITY INC
filed 1999-01-13
CIK 888470

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
                                                               =======   =======

See accompanying notes

                            TOPS APPLIANCE CITY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE MONTHS ENDED MARCH 31, 1998 AND APRIL 1, 1997
                  (Dollars in thousands except per share data)
                                   (Unaudited)

                                                    1st Quarter     1st Quarter
                                                       1998             1997
                                                   -------------   -------------

Net sales and service revenues ...................   $    61,373    $    64,490
Cost of sales ....................................        47,770         50,523
                                                     -----------    -----------

Gross profit .....................................        13,603         13,967



Selling, general and administrative expenses .....        14,626         16,190
                                                      -----------    -----------

Loss from operations .............................        (1,023)        (2,223)


Interest expense .................................        (1,517)        (1,630)
                                                     -----------    -----------
Loss before benefit
   for income taxes and extraordinary item .......        (2,540)        (3,853)


Benefit for income taxes .........................             0              0
                                                     -----------    -----------

Loss before extraordinary item ...................        (2,540)        (3,853)

Extraordinary item - gain on debt extinguishment .           859              0
                                                     -----------    -----------

Net loss .........................................   ($    1,681)   ($    3,853)
                                                     ===========    ===========

Net loss per common share before
  extraordinary item .............................   ($     0.35)   ($     0.53)

Income per common share applicable to
 extraordinary item ..............................          0.12              0
                                                     -----------    -----------

Basic and diluted net loss per common share ......   ($     0.23)   ($     0.53)
                                                     ===========    ===========


Common shares outstanding ........................     7,287,666      7,277,229
                                                     ===========    ===========


See accompanying notes.

                            TOPS APPLIANCE CITY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
               THREE MONTHS ENDED MARCH 31, 1998 AND APRIL 1, 1997
                             (Dollars in thousands)
                                   (Unaudited)

                                                      For the Three Months Ended
                                                            3/31/98     4/1/97
                                                            --------   ---------

Cash flow from operating activities:
Net loss .................................................   ($1,681)   ($3,853)
Adjustments to reconcile net loss
   to net cash provided by (used in) operating activities:


         Depreciation and amortization ...................     1,177      1,205
         Deferred rent ...................................       (19)        83
         Extraordinary gain on debt extinguishment .......      (859)
         Accounts receivable, net ........................        29        (74)
         Inventory .......................................     1,818        164
         Prepaid expenses and other current assets .......      (664)        61
         Accounts payable ................................     1,837        766
         Sales tax payable ...............................      (569)      (759)
         Accrued liabilities and income taxes payable ....      (712)    (1,730)
         Customer deposits ...............................        13       (337)
         Other assets ....................................       (43)      (104)
         Other liabilities...............................        36         25
                                                             -------    -------

Net cash provided by (used in) operating activities ......       363     (4,553)

Cash flows from investing activities:
         Capital expenditures, net of disposals ..........      (195)      (232)
                                                             -------    -------

Net cash used in investing activities ....................      (195)      (232)


Cash flows from financing activities:

         Short-term borrowings ...........................       953      4,976
         Cash overdrafts .................................       801        252
         Notes payable ...................................    (1,141)       (78)
         Related party repayments ........................         0       (195)
                                                             -------    -------

Net cash provided by financing activities ................       613      4,955

                                                             -------    -------
Increase in cash and cash equivalents ....................       781        170

Cash and cash equivalents, beginning of period ...........     2,368      2,147
                                                             -------    -------

Cash and cash equivalents, end of period .................   $ 3,149    $ 2,317
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

  Results of Operations

        The following table sets forth certain items in the Company's Condensed Consolidated Statements of Operations expressed as a percentage of net sales and service revenues:

                                                    Percentage of Net Sales and Service Revenues
                                                             Three Months Ended

                                                           March 31, 1998       April 1, 1997
                                                          ----------------     ----------------


Net sales and service revenues ...........................      100.0 %         100.0 %
Cost of sales ............................................        77.8           78.4
                                                                ------          -----

Gross profit .............................................        22.2           21.6


Selling, general and administrative expenses .............        23.8           25.1
                                                                ------           ----

Loss from operations .....................................        (1.6)          (3.5)

Interest expense .........................................        (2.5)          (2.5)


                                                                ------           ----
Loss before benefit for income taxes and .................        (4.1)          (6.0)
  extraordinary item

Benefit for income taxes .................................         0.0            0.0
                                                                ------            ----

Loss before extraordinary item ...........................        (4.1)          (6.0)

Extraordinary item - gain on debt extinguishment .........         1.4            0.0
                                                                ------            ----

Net Loss .................................................      (2.7) %          (6.0) %
                                                                ======            ====




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


     Selling, general and administrative expenses for the three months ended March 31, 1998 decreased 9.7% to $14,626,000 from $16,190,000 for the three months ended April 1, 1997. This net decrease was primarily due to the reduction of costs associated with operating one less store combined with reductions in payroll and other net selling expenses. Selling, general and administrative expenses as a percentage of net sales and service revenues decreased to 23.8% from 25.1% for the comparable periods. This decrease was due primarily to the reduced level of expenses and an increase in comparable store sales.

     The Company's net loss from operations improved 54.0% to $1,023,000 for the three months ended March 31, 1998 compared to a net loss of $2,223,000 for the three months ended April 1, 1997.

     Interest expense decreased to $1,517,000 from $1,630,000 for the comparable periods as a result of higher interest on the Queens capitalized lease, compared to the Queens mortgage, offset by lower interest on the 6 1/2 % Convertible Subordinated Debentures. During the quarter, the Company had average outstandings of $30,992,500 related to the 6 1/2% Convertible Subordinated Debentures compared to $40,000,000 last year.


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