Form 10-Q/A
period 1998-06-30
TOPS APPLIANCE CITY INC
filed 1999-01-13
CIK 888470

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


                            TOPS APPLIANCE CITY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND JULY
                   1, 1997 (Dollars in thousands except share data)
                                   (Unaudited)


                                                     2nd Quarter    2nd Quarter       Six Months      Six Months
                                                         1998           1997             1998            1997
                                                     -------------  -------------    -------------    ------------


Net sales and service revenues                           $74,465        $78,749         $135,840        $143,239
Cost of sales                                             57,890         60,580          105,660         111,103
                                                    -------------  -------------    -------------    ------------
Gross profit                                              16,575         18,169           30,180          32,136


Selling, general and administrative expenses              14,790         16,308           29,416          32,498
                                                  -------------  -------------    -------------    ------------
Income (loss) from operations                              1,785          1,861              764           (362)

Interest expense                                          (1,535)        (1,720)          (3,052)         (3,350)
                                                    -------------  -------------    -------------    ------------
Income (loss) before extraordinary item                      250            141          (2,288)         (3,712)

Extraordinary item - gain on debt extinguishment             113              0              971               0
                                                    -------------  -------------    -------------    ------------
Net income (loss) per common share                          $363           $141         ($1,317)        ($3,712)
                                                    =============  =============    =============    ============
Income (loss) per common share (basic) before
   extraordinary item                                 $     0.03     $    0.02        $   (0.31)      $   (0.51)


Income per common share (basic) attributable to
   extraordinary item                                       0.02          0.00             0.13            0.00
                                                    -------------  -------------    -------------    ------------
Net income (loss) per common share (basic)            $     0.05     $    0.02        $   (0.18)       $  (0.51)
                                                    =============  =============    =============    ============
Common shares outstanding                              7,352,550     7,284,049        7,320,108       7,284,049
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

                                                     For the six months ended
                                                  June 30, 1998    July 1, 1997
Cash flow from operating activities:
Net (loss)                                           ($1,317)        ($3,712)
Adjustments to reconcile net loss
 to net cash provided by (used in) operating activities:


     Depreciation and amortization                     2,313           2,409
     Deferred rent                                       (44)            167
     Extraordinary gain on debt extinguishment          (971)
     Accounts receivable, net                           (369)             29
     Inventory                                        (3,435)            776
     Prepaid expenses and other current assets        (1,022)            818
     Accounts payable                                  6,364           4,434
     Sales tax payable                                  (194)           (100)
     Accrued liabilities and income taxes payable       (222)           (498)
     Customer deposits                                    18             172
     Other assets                                     (1,163)           (407)
     Other iabilities                                     (7)             52
                                                  -----------          ---------
Net cash provided by (used in) operating
 activities                                             (49)           4,140

Cash flows from investing activities:
       Capital expenditures, net of disposals          (478)            (474)
                                                  ----------          ----------

Net cash (used in) investing activities                (478)            (474)


Cash flows from financing activities:


     Short-term borrowings                            2,732              661
     Cash overdrafts                                  2,333             (477)
     Notes payable                                   (1,279)            (168)
     Due to related parties                               0             (391)
     Proceeds from Exercise of Stock Options             16                0
     Proceeds from Employee Stock Purchase Plan           7                5
                                                  -----------         ---------
Net cash provided by (used in) financing
 activities                                           3,809             (370)
                                                  -----------         ---------
Increase (decrease) in cash and cash equivalents      3,282            3,296


Cash and cash equivalents, beginning of period        2,368            2,147
                                                  -----------         ---------
Cash and cash equivalents, end of period             $5,650           $5,443
                                                  ===========         =========

NON-CASH TRANSACTIONS:
Debenture Exchange                                   $1,500               -

                            TOPS APPLIANCE CITY, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE  1.

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


NOTE  3.


     During the second quarter of 1998, Robert D. Carl III converted $1,500,000 face value of 6-1/2% Convertible Subordinated Debentures due 2003, at a conversion price of $1.75, to 857,143 shares of Tops Appliance City Inc. Common Stock. This transaction, which left cash flow unaffected, reduced Long-Term Debt and increased Shareholder Equity by $1,500,000.

                            TOPS APPLIANCE CITY, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)

NOTE  4.

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

Results of Operations

       The following table sets forth certain items in the Company's Condensed Consolidated Statements of Operations expressed as a percentage of net sales and service revenues:

                                   Percentage of Net Sales and Service Revenues

                                   Three Months Ended       Six Months Ended

                                   6/30/98      7/1/97      6/30/98     7/1/97
                                  ---------    ---------   ---------   --------

Net sales and service revenues      100.0 %      100.0 %    100.0 %     100.0 %
Cost of sales                        77.7         76.9       77.8        77.6
                                  ---------    ---------   ----------  --------
Gross profit                         22.3         23.1       22.2        22.4



Selling, general and administrative
expenses                             19.9         20.7       21.6        22.7
                                  ---------    ---------   ----------  --------
Income (loss) from operations         2.4          2.4        0.6        (0.3)

Interest expense                     (2.1)        (2.2)      (2.3)       (2.3)
                                  ---------    ---------   ----------  --------
Income (loss) before extra-
ordinary item                         0.3          0.2       (1.7)       (2.6)


Extraordinary item - gain on debt
extinguishment                        0.2          0.0        0.7          0.0
                                  ---------    ---------   ----------  --------
Net income (loss)                     0.5 %        0.2 %     (1.0) %     (2.6) %
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


     Continuing the trend first reported in 1997, selling, general and administrative expenses for the three months ended June 30, 1998 decreased 9.3% to $14,790,000 from $16,308,000 for the three months ended July 1, 1997. This decrease was achieved by operating one less store during the second quarter of 1998, combined with reductions in payroll and other net selling expenses. Selling, general and administrative expenses as a percentage of net sales and service revenues decreased to 19.9% from 20.7% for the comparable periods. This decrease was due to the reduced level of expenses.

        The Company's income from operations decreased 4.1% to $1,785,000 for the three months ended June 30, 1998 compared to income from operations of $1,861,000 for the three months ended July 1, 1997.

         Interest expense decreased to $1,535,000 from $1,720,000 for the comparable period last year as a result of higher interest on the Queens capitalized lease relative to the Queens mortgage, offset by reduced expense resulting from average outstanding Debentures of $28,118,000, compared to $40,000,000 last year.


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


        Selling, general and administrative expenses for the six months ended June 30, 1998 decreased 9.5% to $29,416,000 from $32,498,000 for the six months ended July 1, 1997. This decrease was achieved by operating one less store during the second quarter of 1998, combined with reductions in payroll and other net selling expenses. Selling, general and administrative expenses as a percentage of net sales and service revenues decreased to 21.6% from 22.7% for the comparable periods. This decrease was due to the reduced level of expenses.

        The Company's income from operations improved to $764,000 for the six months ended June 30, 1998 compared to a loss from operations of $362,000 for the six months ended July 1, 1997.

         Interest expense decreased to $3,052,000 from $3,350,000 for the comparable period last year as a result of higher interest on the Queens capitalized lease, as compared to the previously existing mortgage, offset by a decrease of $13,750,000 in the outstanding balance of 6 1/2% Convertible Subordinated Debentures.


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