Form 10-Q/A
period 1998-09-29
TOPS APPLIANCE CITY INC
filed 1999-01-13
CIK 888470

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
                                   (Unaudited)


                                                       3rd              3rd           Nine          Nine
                                                      Quarter          Quarter        Months       Months
                                                       1998             1997           1998         1997
                                                      ------          -------        --------      -------

Net sales and service revenues .................   $    73,730    $    74,447    $   209,569    $   217,685

Cost of sales ..................................        57,775         58,161        163,435        169,263
                                                   -----------    -----------    -----------    -----------

Gross profit ...................................        15,955         16,286         46,134         48,422


Selling, general and administrative expenses ...        14,436         17,471         43,851         49,970
                                                   -----------    -----------    -----------    -----------

Income (loss) from operations ..................         1,519         (1,185)         2,283         (1,548)


Interest expense ...............................        (1,489)        (1,520)        (4,541)        (4,869)
                                                   -----------    -----------    -----------    -----------


Income (loss) before extraordinary item ........            30         (2,705)        (2,257)        (6,417)

Extraordinary item - gain on debt extinguishment           338          7,688          1,309          7,688
                                                   -----------    -----------    -----------    -----------

Net income (loss) ..............................   $       368    $     4,983    ($      948)   $     1,271
                                                   ===========    ===========    ===========    ===========

Income (loss) per common share (basic) before
   extraordinary item ..........................   $      0.01    $     (0.37)   $     (0.28)   $     (0.88)
                                                   -----------    -----------    -----------    -----------

Income per common share (basic) attributable to
   extraordinary item ..........................          0.03           1.05           0.16           1.05
                                                   -----------    -----------    -----------    -----------


Net income (loss) per common share (basic) .....   $      0.04    $      0.68    $     (0.12)   $      0.17
                                                   ===========    ===========    ===========    ===========


Common shares outstanding (basic) ..............     9,677,056      7,284,049      8,105,758      7,284,049
                                                   ===========    ===========    ===========    ===========


Income per common share (diluted) before
   extraordinary item..........................   $         -
                                                  -------------

Income per common share (diluted) attributable
   to extraordinary item ......................            0.03
                                                  --------------


Net income per common share (diluted) .........   $        0.03
                                                   ==============

Common shares outstanding (diluted)                  10,571,177
                                                   ==============



See accompanying notes.

                            TOPS APPLIANCE CITY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           NINE MONTHS ENDED SEPTEMBER 29, 1998 AND SEPTEMBER 30, 1997
                             (Amounts in thousands)
                                   (Unaudited)


                                                                    For the nine months ended
                                                                         9/29/98    9/30/97
                                                                        --------    -------

Cash flow from operating activities:
Net income (loss) ...................................................   ($   948)   $  1,271
Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating activities:



        Depreciation and amortization ...............................      3,444       3,614
        Deferred rent ...............................................        171      (1,372)
        Extraordinary gain on debt extinguishment ...................     (1,309)     (7,688)
        Write-off of fixed assets related to store closing ..........          0       1,628
        Accounts receivable, net ....................................       (222)        421
        Inventory ...................................................        (30)      4,295
        Prepaid expenses and other current assets ...................       (626)        526
        Accounts payable ............................................     (3,351)      1,958
        Sales tax payable ...........................................       (602)       (793)
        Accrued liabilities and income taxes payable ................     (2,199)     (2,302)
        Customer deposits ...........................................       (751)       (358)
        Other assets ................................................     (1,181)       (741)
        Other liabilities ...........................................        (53)         92
                                                                        --------    --------

Net cash provided by (used in) operating activities .................     (7,657)        551

Cash flows from investing activities:
        Capital expenditures, net of disposals ......................     (2,310)       (594)
                                                                        --------    --------

Net cash (used in) investing activities .............................     (2,310)       (594)

Cash flows from financing activities:

        Short-term borrowings .......................................      6,040       4,756
        Cash overdrafts .............................................      1,251      (2,950)
        Notes payable ...............................................     (1,678)       (234)
        Due to related parties ......................................          0        (587)
        Proceeds from Issuance of Additional Equity .................      5,040           0
        Proceeds from Exercise of Stock Options .....................         21           0
        Proceeds from Employee Stock Purchase Plan ..................          7           5
                                                                        --------    --------


Net cash provided by (used in) financing activities .................     10,681         990
                                                                        --------    --------
Increase (decrease) in cash and cash equivalents ....................        714         947

Cash and cash equivalents, beginning of period ......................      2,368       2,147
                                                                        --------    --------

Cash and cash equivalents, end of period ............................   $  3,082    $  3,094
                                                                        ========    ========


NON-CASH TRANSACTIONS:
Debenture Exchange                                                      $  7,590         -




                            TOPS APPLIANCE CITY, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE  1.

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

NOTE  3.

     During the third quarter of 1998, Bay Harbour Management, L.C. converted $6,090,000 face value of 6-1/2% Convertible Subordinated Debentures due 2003, at a conversion price of $1.75, to 3,480,000 shares of Tops Appliance City Inc. Common Stock. This transaction, which left cash flow unaffected, reduced Long-Term Debt and increased Shareholder Equity by $6,090,000.

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

  Results of Operations

        The following table sets forth certain items in the Company's Condensed Consolidated Statements of Operations expressed as a percentage of net sales and service revenues:


                                                          Percentage of Net Sales and Service Revenues
                                                          Three Months Ended              Nine Months Ended
                                                         9/29/98      9/30/97          9/29/98      9/30/97
                                                         ---------    ---------       ----------   ----------

   Net sales and service revenues                           100.0 %      100.0 %          100.0 %      100.0 %
   Cost of sales                                             78.4         78.1             78.0         77.8
                                                         ---------    ---------       ----------   ----------

   Gross profit                                              21.6         21.9             22.0         22.2


   Selling, general and administrative expenses              19.6         23.5             20.9         23.0
                                                         ---------    ---------       ----------   ----------

   Income (loss)  from operations                             2.0         (1.6)             1.1         (0.8)


   Interest expense                                          (2.0)        (2.0)            (2.2)        (2.2)
                                                         ---------    ---------       ----------   ----------


   Income (loss) before extraordinary item                    0.0         (3.6)            (1.1)        (3.0)

   Extraordinary item - gain on debt extinguishment           0.5         10.3              0.6          3.5
                                                         ---------    ---------       ----------   ----------

   Net income (loss)                                          0.5 %        6.7 %           (0.5) %       0.5 %
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


        Continuing the trend first reported in 1997, selling, general and administrative expenses for the three months ended September 29, 1998 decreased 17.4% to $14,436,000 from $17,471,000 for the three months ended September 30, 1997. This decrease was partially achieved by reducing payroll and other net selling expenses. Additionally, 1997's operating results include a charge of $1.5 million related to the closing of the Westbury, New York location. Selling, general and administrative expenses as a percentage of net sales and service revenues decreased to 19.6% from 23.5% for the comparable periods.

        The Company's income from operations increased to $1,519,000 for the three months ended September 29, 1998 compared to a loss from operations of $1,185,000 for the three months ended September 30, 1997.

     Interest expense decreased 2.0% to $1,489,000 from $1,520,000 for the comparable period last year as a result of higher interest on the Queens capitalized lease relative to the Queens mortgage, offset by reduced expense resulting from average outstanding Debentures of $25,183,000, compared to $37,458,000 last year.


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

     Selling, general and administrative expenses for the nine months ended September 29, 1998 decreased 12.2% to $43,851,000 from $49,970,000 for the nine months ended September 30, 1997. This decrease was achieved by operating one less store for the first 7 months of 1998, combined with reductions in payroll and other net selling expenses. Additionally, 1997's operating results include a charge of $1.5 million related to the closing of the Westbury, New York location. Selling, general and administrative expenses as a percentage of net sales and service revenues decreased to 20.9% from 23.0% for the comparable periods. This decrease was due to the reduced level of expenses.

     The Company's income from operations improved to $2,283,000 for the nine months ended September 29, 1998 compared to a loss from operations of $1,548,000 for the nine months ended September 30, 1997.

     Interest expense decreased 6.7% to $4,541,000 from $4,869,000 for the comparable period last year as a result of higher interest on the Queens capitalized lease, as compared to the previously existing mortgage, offset by a decrease of $11,900,000 in the outstanding balance of 6 1/2% Convertible Subordinated Debentures.

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


     The Company has committed significant resources in connection with resolving its year 2000 issues. The Company expects that the principal costs will be those associated with the replacement and testing of its computer applications, all of which are expected to be replaced over the next year. The Company estimates that the total costs associated with implementing year 2000 readiness will be approximately $2.0 million, (none of which has been expended to date), consisting of system replacement costs of $1.0 million, and equipment replacement of $1.0 million. The Company anticipates that it will incur these costs ratably over the ten-month period beginning December 1, 1998. The Company anticipates that it will finance the cost of its year 2000 remediation.


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