Form 10-K/A
period 1997-12-30
TOPS APPLIANCE CITY INC
filed 1999-01-27
CIK 888470

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

Property, Equipment and Leasehold Improvements-


         Property, equipment and leasehold improvements are stated at cost, less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the respective assets which range from 3 to 25 years.


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

(3)     PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS:


     Property, equipment and leasehold improvements and related depreciation periods consist of the following-

                                         December 30, 1997     December 31, 1996


Land and buildings (25 years)                $16,820,000(a)        $13,970,000
Computer equipment and purchased
  software (5 years)                          11,978,000            11,364,000
Transportation equipment (5 years)               746,000               869,000
Furniture, fixtures and store
  equipment (5 years)                          9,599,000             9,579,000
Warehouse equipment (5 years)                  2,324,000             2,324,000
Leasehold improvements (3 to 25 years)        18,823,000            21,047,000
                                              ----------            -----------
                                              60,290,000            59,153,000


Less- Accumulated depreciation                30,354,000            27,295,000
                                              ----------            ----------

                                             $29,936,000           $31,858,000
                                             ===========            ==========

     Depreciation  expense was  $4,529,000,  $4,906,000 and $5,015,000 for 1997,
1996 and 1995, respectively.


     (a) As more fully described in note 4, during 1997, the Company entered into a sales leaseback of its Queens store. In its original 10-K filing, the lease was reflected as an operating lease and the asset was removed from the Company's balance sheet. This presentation has been restated to treat the transaction as a capital lease based upon the lease terms.


(4)     DEBT:


     Short term and long term debt have been restated to reflect a change in the accounting treatment of the lease on Tops' Queens store from an operating lease to a capital lease. This reclassification did not affect Tops Appliance City's operating results for the year ended December 30, 1997.


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





       Exhibit Number             Description of Document


 3.1      The Registrant's Certificate of Incorporation
 3.2      The Registrant's By-Laws
 4        Specimen of stock certificate for shares of common stock
 4.2      Indenture  dated  as  of  November  30,  1993  between  Tops
          Appliance City, Inc. and Donaldson, Lufkin & Jenrette Securities Corporation (incorporated by reference from Form S-3 filed February 10, 1994)
 4.3      Registration  Rights Agreement dated as of November 30, 1993 between Tops Appliance City, Inc. and Donaldson, Lufkin & Jenrette Securities Corporation (incorporated by reference from Form S-3 filed February 10, 1993)
10.1 Security Agreement dated April 27, 1992 between Maytag Financial Service Corp. and Tops Appliance City, L.P.
10.2      Security  Agreement  dated  January 19, 1989 between  General
          Electric Capital orporation and Tops Appliance City, L.P.
10.3 Security Agreement dated January 15, 1990 between Tops Appliance City, L.P. and WCI Acceptance Corporation
10.4 Floor Plan Inventory Security Agreement dated March 19, 1990 between Tops Appliance City, L.P. and Carrier Distribution Credit Corporation
10.5 Lease dated March 3, 1984 between Leslie S. Turchin and Tops Appliance City, L.P., as amended (1745 Route 27, Edison, New Jersey)
10.6 Lease dated October 11, 1985 between Leslie S. Turchin and Tops Appliance City, L.P. (45 Brunswick Avenue, Edison, New Jersey)
10.7 Lease Dated May 21, 1986 between Mack Edison Co. and Tops Appliance City, L.P., as amended
10.8 Lease dated May 21, 1986 between Mack Industries and Tops Appliance City, Inc., as amended
10.9 Lease dated April 27, 1988 between Castle Ridge Shopping Plaza Associates and Tops Appliance City, L.P.
10.10 Lease dated June 2, 1989 between Sudler Town and Country Limited Partnership and Tops Appliance City, L.P.
10.11 Management Agreement dated November 30, 1988 between Tops Appliance City, L.P. and Leslie S. Turchin, as amended
10.12 Management Agreement dated January 1, 1989 between Tops Appliance City, L.P. and Philip M. Schmidt, as amended
10.13 Form of Equipment Loan Agreement between Tops Appliance City, L.P. and Bell Atlantic Mobile Systems, Inc.
10.14 Form of Hardware/Software License Agreement between Tops Appliance City, L.P. and Bell Atlantic Mobile Systems, Inc.
10.15 Delivery Agreement dated January 30, 1992 between Tops Appliance City, L.P. and Merchants Home Delivery Service, Inc.
10.16     Form of Amended and Restated  Section  401(k) Plan dated July 29, 1988
10.17 Summary Plan and Description Amended and Restated 401(k) Plan dated January 1, 1988
10.18     Form of Executive and Deferred Compensation Plan
10.19     Form of Premium Conversion Plan
10.20     Form of Stock Option Plan
10.21 Extended Service Agreement dated October 19, 1987 between Warrantech Corporation and Tops Appliance City, Inc.
10.22 Extended Service Agreement dated April 29, 1988 between Warrentech Corporation and Tops Appliance City, Inc.
10.23     Account  Financing  Agreement dated December 30, 1986 between
          General Electric Capital Corporation and Tops Appliance City, L.P.
10.24     Lease  dated  July 7, 1992  between  New York  Medical
          College and Tops Appliance City, L.P.
10.25     Third  Amendment  to  Management   Agreement   between  Tops
          Appliance City, Inc. and Leslie S. Turchin dated December 16, 1992 (incorporated by reference from 8-K filed January 11, 1993).
10.26 Lease dated February 11, 1993 between Tops Appliance City, Inc. and Jerry Spiegel and Jesco Co. (incorporated by reference from 8-K filed April 6, 1993.)
10.27     Lease dated May 1993 between Tops  Appliance  City,  Inc. and
          Lester Robbins, Trustee (incorporated by reference from 8-K filed June 11, 1993).
10.28     Management  Agreement  dated  July  31,  1995  between  Tops
          Appliance City, Inc. and Rick Jones (incorporated by reference from Annual Report on Form 10-K for year ending December 26, 1995.
10.29     Management   Agreement  dated  May  31,  1995  between  Tops
          Appliance City, Inc. and Robert Gross (incorporated by reference from Annual Report on Form 10-K for year ending December 26, 1995.)
10.30 Addendum to Management Agreement dated October 15, 1997 between Tops Appliance City, Inc. and Thomas L. Zambelli - Page 26.
10.31 Addendum to Management Agreement dated November 20, 1997 between Tops Appliance City, Inc. and Robert Gross - Page 28.
10.32 Addendum to Management Agreement dated October 15, 1997 between Tops Appliance City, Inc. and Richard Jones - Page 31.
10.33 Stock Purchase Agreement dated November 5, 1997 by and between SSP, L.L.C., Tops Appliance City of New York, Inc. and Tops Appliance City, Inc. - Page 33.
10.34 Debenture Exchange Agreement dated August 20, 1997, effective September 1, 1997 between Tops Appliance City, Inc. and BEA Associates - Page 35.
10.35 First Amendment to Lease dated November 5, 1997 between Tops Appliance Realty, Inc. and Tops Appliance City, Inc.
10.36 Second Amendment to Lease dated November 5, 1997 between Tops Realty Inc. and Tops Appliance City, Inc.

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


                                                       TOPS APPLIANCE CITY, INC.


                                                BY:        /s/ Richard L. Jones
                                                       -------------------------
                                                            RICHARD L. JONES
                                                        Chief Executive Officer


                                                 BY:      /s/ Thomas L. Zambelli
                                                       -------------------------
                                                           THOMAS L. ZAMBELLI
                                                        Chief Accounting Officer
Dated:  January 15, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



Signature                                    Title                              Date


/s/Richard L. Jones                          Co-Chairman of the Board,
-------------------------                    Chief Executive Officer            January 15, 1999
Richard L. Jones

/s/Thomas L. Zambelli                        Executive Vice                     January 15, 1999
----------------------                       President, Chief
Thomas L. Zambelli                           Accounting Officer

/s/Robert G. Gross                           Director                           January 15, 1999
----------------------
Robert G. Gross

/s/Anthony L. Formica                        Director                           January 15, 1999
----------------------
Anthony L. Formica

/s/John H. Hollands                          Director                           January 15, 1999
----------------------
John H. Hollands

/s/Doulas P. Teitelbaum                      Co-Chairman of the                 January 15, 1999
----------------------                       Board, Director
Douglas P. Teitelbaum

/s/ Steven A. Van Dyke                       Director                           January 15, 1999
-----------------------
Steven A. Van Dyke

/s/ Walter A. Jones                          Director                           January 15, 1999
---------------------------
Walter A. Jones


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

                                 Exhibit 10.36

                            SECOND AMENDMENT TO LEASE


         This is a Second Amendment (the "Second Amendment") dated as of November 5, 1997 to that certain Lease dated July 28, 1995, as amended by that certain First Amendment dated November 5, 1997 (collectively, the "Lease") between Tops Appliance Realty, Inc. ("Landlord") and Tops Appliance City, Inc. ("Tenant").

                              W I T N E S S E T H:

     WHEREAS, Landlord and Tenant entered into the Lease whereby Tenant leased from Landlord certain property in Long Island City, Queens, New York;

     WHEREAS, Landlord and Tenant desire to amend the Lease to reflect certain understandings;

         NOW, THEREFORE, in consideration of the foregoing and of the mutual covenants set forth below, Landlord and Tenant hereby agrees as follows:

     1. Paragraph 4.1(a) is hereby deleted in its entirety and the following paragraph substituted in its place.

          (a) (i) The fixed annual rent for each of the first five (5) years of the term of the Lease, with the first lease year commencing on the date of the Second Amendment shall be $2,170,000 annually, payable in twelve (12) equal monthly installments of $180,833.33. All such fixed annual rent shall be payable in advance on the first day of each and every month during the term of this Lease.

          (ii) During each lease year commencing with the sixth (6th) lease year through the expiration of the term of the Lease, including any lease years contained in any renewal or option term, the fixed annual rent shall be increased but not decreased, each year by the annual percentage increase, if any, in the Consumer Price Index from that in effect during the fifth lease year, provided, however, in no event shall the annual percentage increase exceed two percent (2%).

          (iii) For purposes of this Lease, "Consumer Price Index" shall mean the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics of the United States Department of Labor, New York, N.Y. - Northeastern N.J. Area, All Items (1982-84 = 100), or any successor index thereto, appropriately adjusted. In the event that the Consumer Price Index is converted to a different standard reference base or otherwise revised, the determination of adjustments provided for herein shall be made with the use of such conversion factor, formula or table for converting the Consumer Price Index as may be published by the Bureau of Labor Statistics or, if said Bureau shall not publish the same, then with the use of such conversion factor, formula or table as may be published by Prentice-Hall, Inc., or any other nationally recognized publisher of similar statistical information. If the Consumer Price Index ceases to be published, and there is no successor thereto, such other index as Landlord and Tenant shall agree upon in writing shall be substituted for the Consumer Price Index. If Landlord and Tenant are unable to agree as to such substituted index, such matter shall be submitted to the American Arbitration Association or any successor organization for determination in accordance with the regulations and procedures thereof then obtaining for commercial arbitration.

         2. Except as modified by the Amendment, the Lease shall remain in full force and effect.

         3. This Second Amendment may not be orally changed or terminated, nor any of its provisions waived, except by an agreement in writing signed by the party against whom enforcement of any changes, termination or waiver is sought.

         4.  This  Second  Amendment  shall be  binding  upon,  and inure to the
benefit  of  the  parties  hereto,   their  respective  legal   representations,
successors and assigns.

         5. This Second Amendment may be executed in counterparts.

     IN WITNESS WHEREOF, Landlord and Tenant have executed this Second Amendment to Lease as of the date set forth above.

                                                     TOPS APPLIANCE REALTY, INC.

Attest:                                         By:  ___________________________
                                                     Steven C. Witkoff
                                                     Managing Member

_________________________
Lee Feld, Secretary

                                                     TOPS APPLIANCE CITY, INC.

Attest:                                          By: ___________________________
                                                     Thomas L. Zambelli
                                                     Senior Vice President

_________________________
Alexandra Burlotos
Assistant Secretary