Form 10-K
period 1998-12-29
TOPS APPLIANCE CITY INC
filed 1999-03-29
CIK 888470

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                  ANNUAL REPORT

                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 29, 1998
                           Commission File No. 0-20498

                            TOPS APPLIANCE CITY, INC.
             (Exact name of registrant as specified in its charter)

New Jersey                                                   22-3174554
--------------------------------------------------------------------------------
(State of Incorporation)                                (I.R.S. Employer ID No.)

45 Brunswick Avenue, Edison, NJ                                08818
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's phone number, including area code:              (732) 248-2850
Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, No Par Value


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No

     The aggregate market value of Common Stock held by non-affiliates based upon the average price of such stock as quoted on NASDAQ for March 26, 1999, and reported by the National Quotation Bureau, Inc. was $3,296,319. Shares of Common Stock held by each officer and director, and each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.

        Registrant's Common Stock (no par value) outstanding at March 26, 1999, was 15,305,537 shares.


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not, to the best of the Registrant's knowledge, be contained in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ___

                           Total Number of Pages: 93
                              Exhibit List: Page 36

Documents Incorporated by Reference: (a) Proxy Statement for 1999 Annual Meeting

                                TABLE OF CONTENTS



              ITEM                                                        PAGE

1.  Business.............................................................  3

2.  Properties........................................................... 10

3.  Legal Proceedings.................................................... 10

4.  Submission of Matters to a Vote of Security Holders.................. 10

5.  Market for the Registrant's Common Stock and Related Stockholder
    Matters.............................................................. 10

6.  Selected Financial Data.............................................. 11

7.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations................................................ 12

8.  Financial Statements and Supplementary Data.......................... 17

9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................. 35

10. Directors and Executive Officers of the Registrant................... 35

11. Executive Compensation............................................... 35

12. Security Ownership of Certain Beneficial Ownership and Management.... 35

13. Certain Relationships and Related Transactions....................... 35

14. Exhibits, Financial Statement Schedule and Reports on Form 8-K....... 36

                                     PART I

                                ITEM 1. Business

                                     General

     Tops Appliance City, Inc. ("Tops" or the "Company") is a leading retailer of home appliances and consumer electronics, serving a customer base within the Greater New York Metropolitan Area. The Company operates nine retail megastores, ranging in size from 20,000 to 120,000 square feet, in heavily populated locations within New Jersey and New York. The Company also operates a commercial division, selling to small independent retailers, builders and landlords, corporate buying groups, major corporations and municipalities, which accounted for approximately 12.0% and 9.2% of its net sales and service revenues in fiscal 1998 and fiscal 1997, respectively. Additionally, Tops offers a full selection of its products and services over the Internet, through a web site, electronics. net, as further described below.

     Tops' stores display a broad selection of high quality, nationally recognized brand names in each of its product categories. The Company's primary products include major appliances, such as refrigerators, washers and dryers, electronics including televisions, VCRs, DVDs, camcorders, room air conditioners, personal electronics, home and car audio equipment, home office products, small electronic appliances, and other related products such as vacuum cleaners, seasonal goods, housewares, related accessories and extended service plans. The Company maintains a knowledgeable, well-trained sales force which builds and reinforces customer confidence in Tops' value-driven merchandising strategy. As part of that strategy, the Company offers a number of customer services, such as home delivery and removal of old appliances. Tops emphasizes competitive pricing in its advertising and guarantees the lowest price on its products through a variety of offers, including a 45 day best price guarantee and a $500 best price challenge.

     The Company experienced a comparable sales improvement of 4.5% in fiscal 1998 compared to fiscal 1997, the first such increase since fiscal 1992.

     In fiscal 1997, the Company contracted with The Kitchen Place Inc. ("TKP"), a provider of kitchen cabinetry, countertops and related hardware. TKP sells its' products within designated areas of several of the Company's stores, and offers design and installation services. Tops incurs no expense from this arrangement, and receives a commission on each TKP order placed. During fiscal 1998, the Company expanded the Kitchen Place concept to four stores and operated, from May through July, six room air conditioner outlets in Manhattan and Brooklyn.

     In October, 1998, the Company launched Electronics.Net LLC, a joint venture with Cybershop Holding Corp. ("Cybershop"), in which the Company maintains a 49% interest. Electronics.Net LLC is engaged in the business of selling high volume electronics, computers and appliance merchandise through the use of web-based electronic commerce.


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

     Pricing. The Company's policy is to offer its products at low prices in each of its markets. The Company monitors prices at competing stores on a daily basis and adjusts its prices as necessary to adhere to its "everyday best price" strategy. The Company believes that a "sale" oriented marketing strategy is still necessary in this competitive industry and marketplace. Tops offers a $500 pre-sale best price challenge, which encourages the consumer to shop at the Company's stores in order to ensure receiving the lowest available price. The Company also offers a 45 day best price guarantee, which provides the consumer with price protection following the sale.

     Customer Service and Relations. The Company is committed to a high level of service for its customers, providing both value and responsiveness. Included among the services it offers are home delivery and removal of old appliances, cartons and packaging. The Company also offers a liberal return
and  exchange   policy.   Tops  maintains  a  staff  of  customer   service
representatives who answer telephone inquiries six (6) days per week regarding product use, delivery, service, warranties and other customer concerns. The Company also staffs its stores with technically trained customer service representatives who are responsible for free instructional assistance, product analysis and customer service.

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

     Advertising. The Company utilizes an advertising strategy that stresses the offering of nationally recognized brands at significant savings. The Company generally advertises weekly in 8 to 14 regional and local newspapers, and supplements this with radio, television and billboard advertising. In addition, Tops operates a direct mail program to Tops charge card customers. The Company also uses a variety of promotional sales and sales events to increase traffic in its stores.

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


   CATEGORY                    PRODUCTS                        PRINCIPAL BRAND NAMES


Major Appliances            Refrigerators,                     Amana, Frigidaire, General Electric, Hotpoint,
                            Dishwashers,                       Jenn-Air, KitchenAid, Magic Chef, Maytag
                            Washers/Dryers                     Roper, Sub Zero, Westinghouse, Whirlpool

Televisions                                                    Daewoo, Hitachi, JVC, Panasonic,
                                                               Philips, Proscan, Quasar, RCA, Samsung,
                                                               Sharp, Sony, Toshiba, Zenith

Video                       VCRs, DVD                          Hitachi, JVC, Panasonic, Philips
                            Camcorders                         RCA, Samsung, Sony, Toshiba, Zenith



Ranges/                     Ranges,                            General Electric, Jenn-Air, Magic Chef, Panasonic,
Microwaves                  Cooktops,                          Sharp, Tappan, Thermador, Viking, Whirlpool
                            Range Hoods,
                            Microwaves

Air Conditioners                                               Carrier, Emerson, Fedders, Friedrich,
                                                               General Electric, Goldstar, Quasar, Samsung,
                                                               Sharp, Whirlpool

Audio                       Stereo Systems,                    Aiwa, Bose, Denon, Infinity, JBL, JVC, Kenwood, Klipsch, Mission,
                            Components and                     Onkyo, Pioneer, RCA, Sony ES, Technics,
                            Speakers                           Yamaha

Electronics                 Cameras, Walkman                   AT&T, Bushnell, Canon, Fuji, General Electric,
                            Radar Detectors,                   Hitachi, JVC, Kenwood, Magnavox, Minolta, Nikon,
                            Portable Radios,                   Olympus, Panasonic, RCA, Samsung, Sony,
                            Audio and Car                      Yashica
                            Alarms, Telephones,
                            Cellular Phones

Home Office                 Computers,                         Brother, Canon, Compaq,
Products                    Printers, Fax                      Epson, Hewlett Packard,
                            Machines,                          IBM, Lexmark, Sharp, Sony, Toshiba
                            Wordprocessors,
                            Typewriters,
                            Copiers

Vacuums,Seasonal            Vacuum Cleaners,                   Black and Decker, Braun, Corningware,
Items/Housewares            Humidifiers,                       Cuisinart, Eureka, Farberware,
                            Fans,                              General Electric,  Holmes, Hoover,
                            Space Heaters,                     Pfaltzgraff, Sharp, Sunbeam, T-Fal,
                            Small Electrical                   Weber, Westinghouse
                            Appliances
                            (coffee makers,
                            blenders, etc.),
                            Barbecue Grills,
                            Cookware,
                            Dinnerware


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



                                                         Percent of Total Sales
Product Category                                     1996        1997       1998
                                                   --------    --------   --------

Major Appliances (Refrigerators,
  Washers, Dryers) .........................         21.4%       20.8%       19.1%
Ranges/Microwaves/Dishwashers ..............         13.4        13.5        12.4
Air Conditioners ...........................          7.2        10.2         8.9
Vacuums/Seasonal Items/Housewares ..........          5.3         4.7         4.5
                                                    -----       -----       -----

   Subtotal ................................         47.3        49.2        44.9

Televisions ................................         14.7        14.6        14.5
Video/Projection Televisions ...............         11.2        11.3        12.1
Audio ......................................          6.9         6.5         6.8
Home Office and Other
  Consumer Electronics .....................         15.6        13.8        16.1
                                                    -----       -----       -----

   Subtotal ................................         48.4        46.2        49.5

Extended Service Plans and
  Miscellaneous Income .....................          4.3         4.6         5.6
                                                    -----       -----       -----

                                                    100.0%      100.0%      100.0%
                                                    ======      ======      ======




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

Purchasing

     The Company offers a broad range of name brands within each product category at all price points, with a greater inventory depth at the middle to higher price level than most retailers. Because Tops purchases complete product lines in large volumes, with an emphasis on middle to higher priced models, the Company is able to obtain quality products at competitive prices and discretionary advertising subsidies from vendors to promote the sale of their products. Although certain vendors are significant to the Company's business because of their name recognition, the Company does not believe that its business is dependent upon any one vendor or particular group of vendors. In fiscal 1998, two vendors each accounted for more than 10% of the Company's purchases. Tops purchases over 70% of its products from the 15 vendors shown in the following chart.

                                 Top 15 Vendors

   Aiwa                     G.E. / Hot Point              Sharp
   Compaq                   JVC                           Sony
   Fedders                  Maytag / Magic Chef           Thomson / RCA
   Friedrich                Packard Bell                  Whirlpool /Kitchen Aid
   Frigidaire               Panasonic                     Zenith


     The Company's merchandise purchasing is managed through its buying and merchandising group, consisting of the Chief Executive Officer and a staff of eight buyers. Each buyer is responsible for purchasing products within specified product categories. Within each category, the buyer is responsible for choosing the product mix, insuring product availability based upon the rate of sale, and negotiating prices, payment terms and other vendor support items. The buyers are also responsible for analyzing potential new business.

     The Company generally orders inventory one month in advance of delivery dates, but provides key vendors with 120 day rolling forecasts to ensure availability of important items.


Advertising

     The Company uses a "price and item" approach in its advertising, stressing the offering of nationally recognized brands at significant savings. The emphasis of the Company's advertising is to stress the Company's low prices, product selection and customer service features, such as home delivery. Advertisements are placed in 8 to 14 regional newspapers weekly and on radio, television, and billboards. The Company also uses a circular program showing a broader selection of advertised products. Advertisements are complemented by in-store signage highlighting brand-name products and values. The Company's advertising strategy includes a series of special events, and private sales throughout the year to generate traffic and to maintain a sense of shopping excitement. Tops also employs direct mail to its private label credit card holders and to other selected groups.

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

     Since 1987, the Company's proprietary credit card program had been administered by General Electric Credit Corporation ("GECC"), through an arrangement with Monogram Bank of Georgia. This agreement with GECC expired on January 7, 1999 and was not renewed. With the pending expiration in January 1999 GECC, during fiscal 1998, limited the types of financing programs that Tops was able to offer to the cardholders. As a result of the limited financing offers, sales on the Tops credit card dropped from 24.8% of total sales in fiscal 1997 to 15.5% of total sales in fiscal 1998.

     Tops entered into a five year agreement with Household Retail Systems Inc. ("HRSI") to offer a Tops credit card to its' customers. Tops began to offer its customers the new Tops credit card on January 8, 1999.

                                                    1996        1997      1998

Tops Credit Card ..........................         25.4%       24.8%     15.5%
Visa, MasterCard, American
Express, Discover .........................         48.3%       47.6%     54.4%
Cash, Check, Debit Card, Other ............         26.3%       27.6%     30.1%


Warehousing and Distribution

     The Company operates a 350,000 square foot warehouse and distribution center at its Edison, New Jersey headquarters, from which it serves all nine of its stores. The center has three subdivisions, devoted to receiving, storage and home delivery, respectively. The Company believes this facility has the capacity to service existing stores and commercial operations and at least 3 additional stores. The facility is leased from the Company's former Chairman, who remains a principal shareholder. See Item 13 - Certain Relationships and Related Transactions.

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

     Tops makes approximately 3,500 product deliveries per week to customers' homes from its distribution center, using trucks owned by independent owner-operators and administered by Merchants Home Delivery Service ("Merchants") and Westbury Terminals, Inc. of Georgia ("WTI"). The Company uses a computerized delivery system to coordinate routing and increase efficiencies. In addition, the Company makes deliveries to its stores every day to support inventories of items that customers can take with them. The Company pays only for completed deliveries and, at a lower rate, for certain uncompleted deliveries. The Company's agreements provide that Merchants and WTI assume the risk of loss for merchandise upon taking delivery from the Company. The Company has also contracted with WTI for the transportation of merchandise between its distribution center and store locations.



Commercial Sales Division

     The Company operates a commercial sales division which accounted for approximately 12.0% and 9.2% of the Company's net sales and service revenues in fiscal 1998 and fiscal 1997, respectively. The commercial operations are made up of five categories: (i) sales to small independent retailers; (ii) telemarketing sales through several corporate benefit buying clubs in which the Company participates; (iii) sales to builders and landlords; (iv) sales to major corporations for their various gift and incentive programs, and (v) sales to exporters. These sales are generally made at lower gross margins than the Company's retail sales, but are made with less operating expense to the Company.

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

Year 2000 Compliance

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


Expansion Strategy

     The Company continues to evaluate expansion plans in existing markets within the Greater New York Metropolitan Area. The Company has plans for a tenth store in Brooklyn, New York, which it intends to open in fiscal 1999. The availability of financial resources may limit the Company's expansion plans, and no assurances can be given that the Company will expand.

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


Competitors

     The Company operates in a highly competitive marketplace. The Company faces competition for customers from traditional department stores, discount stores, warehouse clubs and other specialty retailers. Some of these competitors are units of large national or regional chains that may have greater financial and other resources than the Company. Circuit City, a national retailer of consumer electronics, music and appliances, entered the New Jersey/New York marketplace during fiscal 1997. Although most of the Company's competitors have more stores than the Company, the stores are generally smaller and the Company believes that they produce lower sales than the Company on a per store basis.

     Competition within the Company's industry is based upon breadth of product selection, product quality, customer service and price. The Company believes that it is comparable with or superior to all of its competitors in each of these categories.

Employees

     As of December 29, 1998, the Company had approximately 750 full time and 275 part-time employees. The Company also employs additional part-time salespersons and cashiers during peak selling periods. None of the Company's employees are represented by a labor union. The Company believes that relationships with its employees are good.

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

ITEM 2.  Properties

     The Company operates nine stores in heavily populated areas in New Jersey and New York, all of which are leased by the Company. The Company's Edison store and its office and distribution center, also located in Edison, are leased from the Company's former Chairman. See "Item 13. Certain Relationships and Related Transactions." The store leases, including all options to renew, expire between 2008 and 2042. The following chart sets forth certain information regarding the store leases. The Company also has an option to purchase property in Brooklyn, New York for a tenth store.


                                       Date                 Approximate        Approximate
Location                               Opened               Sq. Footage(1)     Selling Space(2)
-------------------                    ----------------     --------------     ----------------


Edison, NJ                             June, 1979               45,059             33,940
Secaucus, NJ                           December, 1986          120,360             44,928
East Hanover, NJ                       April, 1989              65,600             38,407
Lakewood, NJ                           May, 1990                50,500             31,200
Hawthorne, NY                          October, 1992            63,935             48,935
Union, NJ                              November, 1993           54,920             44,320
Queens, NY                             August, 1994             77,000             43,826
Manhattan, NY                          August, 1998             22,000             17,500
Manhattan, NY                          October, 1998            22,800             17,000




(1)  Includes mezzanine area.

(2) Selling space is total square footage less the Company's estimate of store space not used for selling merchandise.


ITEM 3. Legal Proceedings

         The Company is not a party to any material legal proceedings.


ITEM 4.  Submission of Matters to a Vote of Security Holders

     The Company did not submit any matters to a vote of security holders in the fourth quarter of fiscal 1998.

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



                                                         Prices
                                            High                         Low

Year Ended December 29, 1998
        First Quarter                     2  9/16                       15/16
        Second Quarter                    6  7/16                     1  7/8
        Third Quarter                     4  1/2                      2
        Fourth Quarter                    4  9/16                     2

Year Ended December 30, 1997
        First Quarter                     1  5/8                        13/16
        Second Quarter                    1  9/32                        3/4
        Third Quarter                     1 19/32                       15/16
        Fourth Quarter                    1  7/16                     1

     On March 26, 1999, the closing sale price of the Common Stock as reported on the NASDAQ National Market System was $1.375 per share. On December 29, 1998, there were approximately 563 holders of record of the Company's Common Stock.

     The Company has never paid any cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. Any decision made by the Company to declare dividends in the future will depend upon the Company's future earnings, capital requirements, financial condition and other factors deemed relevant by its Board of Directors.

ITEM 6.  Selected Financial Data

     Selected financial data is set forth below as of and for the years ended December 27, 1994, December 26, 1995, December 31, 1996, December 30, 1997 and December 29, 1998. The selected financial data should be read in conjunction with the financial statements, related notes and other information included herein and "Management's Discussion and Analysis of Results of Operations and Financial Condition."


                                     Year Ended     Year Ended    Year Ended    Year Ended     Year Ended
Statement of Operating Data:          12/27/94       12/26/95      12/31/96      12/30/97       12/29/98
                                    ------------    -----------   -----------   -----------    -----------


Net sales and service revenues .   $   462,494   $   422,197    $   317,437    $   293,924    $   290,359
Cost of sales ..................       350,881       324,079        250,117        229,073        226,642
                                       -------       -------        --------      --------       --------

Gross profit ...................       111,613        98,118         67,320         64,851         63,717
Selling, general and adminis-
  trative expenses .............       107,317        96,859         82,461         65,712         59,485
                                       -------       -------        --------      --------       --------

Income (loss) from operations ..         4,296         1,259        (15,141)          (861)         4,232
Interest Expense ...............         3,934         4,478          6,240          6,264          6,282
Equity in loss on joint venture              0             0              0              0            385
                                       -------       -------        --------      --------       --------

Income (loss) before income
taxes and extraordinary item ...           362        (3,219)       (21,381)        (7,125)        (2,435)
Provision (benefit) for
  income taxes .................           145        (1,288)        (2,000)             0              0
                                       -------       -------        --------      --------       --------

Income (loss) before
  extraordinary item ...........           217        (1,931)       (19,381)        (7,125)        (2,435)
Extraordinary item-gain
  on debt extinguishment .......             0             0              0          8,482          1,309
                                       -------       -------        --------      --------       --------

Net income (loss) ..............   $       217   $    (1,931)   $   (19,381)   $     1,357    $    (1,126)
                                       =======       ========       ========      ========       =========

Income (loss) per common share
  before extraordinary item ....   $      0.03   $     (0.27)   $     (2.66)   $     (0.98)   $     (0.26)
Gain per common share on
  extraordinary item ...........             0             0              0           1.16           0.14
                                       -------       -------        --------      --------       --------

Net income (loss) per
  common share .................   $      0.03   $     (0.27)   $     (2.66)   $      0.18    $     (0.12)
                                       =======       ========       ========      =========     ==========

Weighted Average Common
  Shares Outstanding ...........     7,252,990     7,277,229      7,277,229      7,294,901      9,491,593
                                     =========     =========      =========      =========      =========



                                                  Year          Year         Year          Year           Year
                                                  Ended         Ended        Ended         Ended          Ended
                                                 Dec. 27,      Dec. 26,     Dec. 31,      Dec. 30,       Dec. 29,
                                                  1994          1995         1996          1997           1998
                                                --------      --------      --------     --------       --------
                                                                       (dollars in thousands)

Operating Data (at period end) (unaudited):
Number of stores open .....................           8             8             8             7             9
Inventory turns (a) .......................        5.7x          5.4x          4.3x          4.2x          4.2x
Square feet of retail selling space .......     332,032       332,032       332,032       285,556       320,056
Average retail sales per store open
 entire year ..............................   $  56,456     $  47,010     $  34,777     $  33,931     $  34,793
Percentage increase (decrease) in
 comparable sales .........................       (14.1%)       (20.1%)       (26.4%)        (3.6%)         4.5%
Retail sales per weighted average
 square foot of selling space .............   $   1,377     $   1,133     $     842     $     832     $     847

Balance Sheet Data:
Inventory .................................   $  61,289     $  59,847     $  56,184     $  53,895     $  62,060
Working Capital ...........................      25,132        32,112        14,785        16,894        16,370
Total Assets ..............................     121,076       113,552       101,020        94,850       106,213
Long-Term Debt and Capital Lease,
  net of current portion ..................      40,689        49,201        48,944        47,623        36,382
Other long-term liabilities ...............       5,110         4,512         3,933         2,559         2,910
Shareholders' Equity ......................      21,952        20,099           750         2,118        13,582



(a) 1998 reflects the annualization of data related to the two stores opened during the year.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company's fiscal year ends on the last Tuesday of December. Fiscal 1996 contains 53 weeks, and fiscal 1997 and fiscal 1998 contain 52 weeks.

Results of Operations

Year Ended December 29, 1998 Compared to the Year Ended December 30, 1997.

     Net sales and service revenues for fiscal 1998 decreased 1.2% to $290,359,000 from $293,924,000 for fiscal 1997. The prior year's results included 10 months of sales from the Westbury, New York store which the Company closed in October 1997. The fiscal 1998 results include sales from Tops' 5th Avenue and 14th Street stores in New York City, which opened in August 1998 and November 1998, respectively. Total comparable sales increased 4.5% compared to a 3.6% decrease in fiscal 1997.

     Gross revenues from the sale of product protection plans for fiscal 1998 decreased 5.6% to $12,993,000 from $13,768,000 for fiscal 1997. Incremental costs related to these sales totaled $5,711,000 and $5,912,000, respectively, for the comparable periods. These product protection plans are non-cancelable.

     Gross margin as a percentage of net sales and service revenues for fiscal 1998 was 21.9% compared to 22.1% for fiscal 1997. Gross margins in the commercial division decreased to 8.2% from 9.7% for the comparable period. Gross margins in the commercial division tend to be lower than gross margins on retail sales.

     Selling, general and administrative expenses for fiscal 1998 decreased 9.5% to $59,485,000 from $65,712,000 in fiscal 1997. This net decrease was due to the closing of Tops' Westbury, New York store in October 1997 combined with other cost cutting initiatives. These cost reduction efforts were partially offset by the selling expenses associated with the two new Manhattan stores which were opened in August 1998 and November 1998. Included in selling, general and administrative expense for fiscal 1997 was $1,500,000 related to the closing of the Company's Westbury, New York store.

     Income from operations improved to $4,232,000 in fiscal 1998 compared to a loss of $861,000 in fiscal 1997.

     Interest expense in fiscal 1998 increased marginally to $6,282,000 compared to $6,264,000 in fiscal 1997. Lower interest on the 6 1/2% Convertible Subordinated Debentures was offset by the net interest expense increase associated with the capitalization of the Queens store lease.

     The Company did not record an income tax provision or benefit in either fiscal 1998 or fiscal 1997.

     The Company's net loss before extraordinary items for fiscal 1998 was $2,435,000 ($0.26 per share) compared to a net loss of $7,125,000 ($0.98 per share) for fiscal 1997.

     During fiscal 1998 the Company recorded an extraordinary gain totaling $1,309,000 relating to the repurchase of $3,000,000 of Tops 6 1/2% Convertible Subordinated Debentures. During fiscal 1997 the Company recorded extraordinary gains totaling $8,482,000 relating to the exchange and repurchase of a portion of Tops 6 1/2% Convertible Subordinated Debentures with a conversion price of $22.25 for $7,687,500 in New 6 1/2% Convertible Subordinated Debentures with a conversion price of $1.75. The Company also repurchased during fiscal 1997 $1,320,000 face value of the Original Debentures for a purchase price of $525,550.

     The Company's net loss for fiscal 1998, after the extraordinary gain on the early extinguishment of debt, was $1,126,000 ($0.12 per share) compared to net income for fiscal 1997, after the extraordinary gain on the early extinguishment of debt, of $1,357,000 ($0.18 per share).

     Year ended December 30, 1997 Compared to the Year Ended December 31, 1996.

     Net sales and service revenues for fiscal 1997 decreased 7.4% to $293,924,000 from $317,437,000 for fiscal 1996. Net sales and service revenues for fiscal 1997 included 52 weeks versus 53 weeks in fiscal 1996. Fiscal 1997 also included only 10 months of sales from the Westbury, Long Island store which the Company closed in October 1997. This decrease is also attributable to the highly competitive and continuing weak retail environment in the appliance and consumer electronics industry. The lack of new products in the market, high consumer debt levels, retail price deflation in selected categories and an unseasonably cooler summer which affected room air conditioner sales also contributed to the decrease. Total comparable store sales decreased 3.6% for the period compared to a decrease of 26.4% for the same period last year. Sales from the commercial division decreased 8.2% or $2,844,000.

     Gross revenues from the sale of product protection plans for fiscal 1997 increased 0.5% to $13,768,000 from $13,705,000 for fiscal 1996. Incremental costs related to these sales totaled $5,912,000 and $5,830,000 respectively, for the comparable periods. These product protection plans are non-cancelable.

     Gross margin as a percentage of net sales and service revenues for fiscal 1997 increased to 22.1% from 21.2% last year. This increase was due in part to the company's focus on higher margin merchandise and product protection plans. Gross margins in the commercial sales division increased to

9.7% from 9.1% for the comparable period. Gross margins in the commercial sales division tend to be lower than gross margins on retail sales.

     Selling, general and administrative expenses for fiscal 1997 decreased 20.3% to $65,712,000 from $82,461,000 for fiscal 1996. This net decrease was achieved primarily by reducing payroll and related expenses, net advertising, reduced net variable selling expenses and other cost cutting measures. Selling, general and administrative expenses as a percentage of net sales and service revenues decreased to 22.4% from 26.0% for the comparable periods. This decrease was due to the reduced level of expenses.

     Included in selling, general and administrative expenses is $1,500,000 of costs related to the closing of the Company's Westbury, Long Island store in October 1997. The marginal operating performance of this store was severely exacerbated by the costs to advertise for this single location. The Company's income from operations before store closing costs improved to $639,000 for fiscal 1997 compared to a loss from operations of $15,141,000 for fiscal 1996.

     Interest expense increased slightly to $6,264,000 from $6,240,000 for the comparable periods. This was caused by higher average borrowings and related interest expense on the revolving credit facility offset by lower interest on the 6-1/2% Convertible Subordinated Debentures during the year. Fiscal 1996 included the write-off of $630,000 of capitalized loan fees relating to the Company's previous revolving credit facility.

     The Company did not record an income tax provision for fiscal 1997 compared to an income tax benefit at an effective rate of 9.4% or $2,000,000 for fiscal 1996.

     The Company's net loss before extraordinary items for fiscal 1997 was $7,125,000 ($0.98 per share) compared to a net loss of $19,381,000 ($2.66 per share) for fiscal 1996.

     During fiscal 1997 the Company recorded extraordinary gains totaling $8,482,000 relating to the exchange and repurchase of a portion of 6-1/2% Convertible Subordinated Debentures with a conversion price of $22.25 for $7,687,500 in New 6-1/2% Convertible Subordinated Debentures with a conversion price of $1.75. The Company also repurchased during the year $1,320,000 face value of the Original Debentures for a purchase price of $525,550.

     The Company's net income for fiscal 1997, after the extraordinary gain on the early extinguishment of debt was $1,357,000 ($0.18 per share) compared to a net loss of $19,381,000 ($2.66) per share for fiscal 1996.

     In November 1997, the Company entered into a sale and leaseback of its Queens, New York store. The Company received $14.5 million in gross proceeds and paid off an outstanding mortgage on the property of $9.0 million.

Seasonality

     Sales levels are generally highest in the fourth quarter as a result of increased demand for consumer electronics during the holiday season and higher during either the second or third quarter, depending on weather conditions, as a result of demand for room air conditioners during the summer months. The unseasonably cooler weather during the summer of 1998 severely impacted room air conditioner sales. Room air conditioner sales were approximately 14% lower in fiscal 1998 compared to fiscal 1997.

     The Company experiences a build up of inventory and accounts payable during the second quarter due to the purchase of room air conditioners in anticipation of the May through August selling season and the fourth quarter in anticipation of the holiday season.

Year 2000 Compliance

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

     In connection with the Company's programs related to year 2000, management has assessed the Company's information systems, including its hardware and software systems and embedded systems contained in the Company's stores, distribution facilities and corporate headquarters. Based on the findings of this assessment, the Company has commenced a plan to upgrade or replace the Company's hardware or software for year 2000 readiness as well as to assess the year 2000 readiness of the Company's vendors and service providers. In addition, the Company's management is currently formulating contingency plans, which, in the event that the Company is unable to fully achieve year 2000 readiness in a timely manner, or any of the Company's vendors or service providers fails to achieve year 2000 readiness, may be implemented to minimize the risks of interruptions to the Company's business.

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

     The Company has committed significant resources in connection with resolving its year 2000 issues. The Company expects that the principal costs will be those associated with the replacement and testing of its computer applications, all of which are expected to be replaced over the next year. The Company estimates that the total external costs associated with implementing year 2000 readiness will be approximately $3.0 million, consisting of system replacement costs of $1.0 million, equipment replacement of $1.0 million and consulting costs of $1.0 million. During fiscal 1998, the Company incurred $300,000 of expenditures (mostly payroll-related) associated with year 2000 readiness. The Company anticipates that it will incur the remaining costs ratably over the 10 month period beginning January 1, 1999. The Company will finance $2.2 million of the cost of its year 2000 remediation through a new credit facility with the balance funded by income generated from operations.

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

     During fiscal 1993, the Company issued $40,000,000 Convertible Subordinated Debentures due 2003 at an annual interest rate of 6 1/2%. Interest is payable semi-annually. The net proceeds were used to fund new store openings, repay certain indebtedness and for general corporate purposes. On

September 1, 1997, the Company exchanged $15,375,000 of the $40,000,000 original par value 6-1/2% Convertible Bonds due 2003 (the "Original Debentures") into $7,687,500 6-1/2% Convertible Subordinated Debentures due 2003 (the "New Debentures"). The New Debentures are convertible to shares of common stock of the Company at a conversion price of $1.75. During fiscal 1998, $7,590,000 of the "New Debentures" were converted to shares of Tops Appliance City common stock, resulting in a significant improvement in shareholder's equity and a corresponding reduction to long-term debt. The New Debentures rank pari passu with the Original Debentures in respect to principal and interest.

     During fiscal 1998, the Company entered into a series of transactions for the repurchase of Original Debentures outstanding. The Company purchased
$3,000,000 face value of the Original Debentures for a purchase price of $1,650,000.

     At December 29, 1998, the Company had working capital of $16.4 million, a decrease of $0.5 million from December 30, 1997. The primary changes in working capital components during the year were increases of $7.2 million in short-term borrowings, $8.2 million in inventory, and $5.8 million in accounts payable and a decrease of $2.1 million in accrued liabilities and customer deposits.

     The Company increases its inventory levels during the second quarter of each year in anticipation of room air conditioner sales from May through August and during the fourth quarter in anticipation of the holiday season. Short-term trade credit represents a significant source of financing for inventory. Trade credit arises from the willingness of the Company's vendors to grant extended payment terms for inventory purchases and is financed either by the vendor or by third-party floor planning sources. The Company currently utilizes two floor-planning companies which in the aggregate at any one time provide financing for approximately 10% of the Company's inventory purchases. Payment terms vary from 15 to 150 days, depending upon the inventory product. The Company typically grants the floor planning companies a security interest in those products financed. Due to the Company's improved operating performance during fiscal 1997 and fiscal 1998, many trade vendors have begun extending more favorable credit terms to the company.

     The Company has a $40 million secured revolving credit facility expiring October 28, 2001, which bears interest at the bank's base rate plus 1% or, for a portion of the loan, LIBOR plus 3%. All of the Company's unencumbered cash, equipment, inventory and accounts receivable are pledged as collateral.

     The Company continues to evaluate expansion plans in existing markets within the Greater New York Metropolitan Area. During fiscal 1995, the Company obtained an option to purchase property which will be the site of the tenth store, expected to open in fiscal 1999. The availability of financial resources may limit the Company's expansion plans, and no assurances can be given that the Company will expand.

     The Company believes that its borrowings under available credit facilities, short term trade credit from vendors and inventory floor plan arrangements combined with the impact on operating results of the cost reductions already implemented and a normal room air conditioning selling season will be sufficient to fund the Company's operations and its anticipated capital expenditures, excluding new stores, of $1.0 million. No assurances can be given that such cost reductions will produce the desired result.

     This Annual Report on Form 10-K may contain forward-looking information about the Company. The preceding factors, and others, may cause the Company's actual results to differ from those set forth in any forward-looking statements made by the Company. Accordingly, there can be no assurances that any future results will be achieved.

ITEM 8.  Financial Statements and Supplementary Data


                            Tops Appliance City, Inc.


                        Consolidated Financial Statements
                  As of December 29, 1998 And December 30, 1997
                                  Together With
                    Reports of Independent Public Accountants





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

Consolidated Statements of Cash Flows                   F-6


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS              F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders and Board of Directors of Tops Appliance City, Inc.:

     We have audited the accompanying consolidated balance sheet of Tops Appliance City, Inc. (the Company) as of December 29, 1998 and December 30, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tops Appliance City, Inc. as of December 29, 1998 and December 30, 1997 and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been submitted to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                    Arthur Andersen LLP


Roseland, New Jersey
March 1, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


Shareholders and Board of Directors of Tops Appliance City, Inc.

     We have audited the accompanying consolidated statement of operations, shareholders' equity and cash flows of Tops Appliance City, Inc. (the Company) for the year ended December 31, 1996. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Tops Appliance City, Inc. for the year ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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


                                Ernst & Young LLP


MetroPark, New Jersey
1999



                            TOPS APPLIANCE CITY, INC.
                         CONSOLIDATED BALANCE SHEETS --
                     DECEMBER 29, 1998 AND DECEMBER 30, 1997
                             (dollars in thousands)

            ASSETS                                             1998          1997
                                                             --------     ---------

CURRENT ASSETS:
Cash and cash equivalents ...............................   $   2,672    $   2,368
Accounts receivable, net of allowance for doubtful
 accounts of $187 and $303 in 1998 and 1997, respectively       1,849        1,101
Merchandise inventory ...................................      62,060       53,895
Prepaid expenses and other current assets ...............       3,128        2,080
                                                              -------      -------

        Total current assets ............................      69,709       59,444

PROPERTY, EQUIPMENT AND LEASEHOLD
  IMPROVEMENTS, NET .....................................      29,883       29,936

DEFERRED TAXES ..........................................       2,958        2,940

OTHER ASSETS ............................................       3,663        2,530
                                                              -------      -------

       Total assets .....................................   $ 106,213    $  94,850
                                                              =======      =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term borrowings ...................................   $  30,718    $  23,558
Current portion of obligation under capital lease .......         124          110
Accounts payable ........................................      12,309        6,551
Accrued liabilities and taxes payable ...................       3,994        5,115
Customer deposits .......................................       3,236        4,276
Deferred taxes ..........................................       2,958        2,940
                                                              -------      -------

     Total current liabilities ..........................      53,339       42,550

OBLIGATION UNDER CAPITAL LEASE,
  NET OF CURRENT PORTION ................................      15,979       16,630

LONG-TERM DEBT ..........................................      20,403       30,993

DEFERRED RENT ...........................................       2,188        1,801

OTHER LIABILITIES .......................................         722          758

COMMITMENTS AND CONTINGENCIES                                     ---          ---

SHAREHOLDERS' EQUITY:
Preferred stock, no par value, 20,000,000
  shares authorized; none issued or outstanding .........        ---           ---
Common stock, no par value, 30,000,000
  shares authorized; 13,731,921 and 7,294,901
  shares issued and outstanding in 1998 and 1997,
  respectively                                                   ---           ---

Paid-in capital .........................................      37,396       24,806
Accumulated deficit .....................................     (23,814)     (22,688)
                                                              -------      -------

     Total shareholders' equity .........................      13,582        2,118
                                                              -------      -------
     Total liabilities and shareholders' equity .........   $ 106,213    $  94,850
                                                              =======      =======


The accompanying notes to consolidated financial statements are an integral part of these statements.

                            TOPS APPLIANCE CITY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

 FOR THE YEARS ENDED DECEMBER 29, 1998, DECEMBER 30, 1997 AND DECEMBER 31, 1996
                  (dollars in thousands, except per share data)




                                                   1998           1997           1996
                                              -------------  -------------   ------------




NET SALES AND SERVICE REVENUES ............   $   290,359    $   293,924    $   317,437

COST OF SALES .............................       226,642        229,073        250,117
                                                  -------        -------        -------

         Gross profit .....................        63,717         64,851         67,320

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES .................        59,485         65,712         82,461
                                                  -------        -------        -------


        Income (loss) from operations .....         4,232           (861)       (15,141)

INTEREST EXPENSE ..........................         6,282          6,264          6,240
  Equity in loss of joint venture .........           385              0              0
                                                  -------        -------        -------

        Loss before benefit for income
        taxes and extraordinary item ......        (2,435)        (7,125)       (21,381)

BENEFIT FOR INCOME TAXES ..................             0              0         (2,000)
                                                  -------        -------        -------


Loss before extraordinary item ............        (2,435)        (7,125)       (19,381)

EXTRAORDINARY ITEM - Gain on debt
  extinguishment, net .....................         1,309          8,482              0
                                                  -------        -------        -------


        Net income (loss) .................   $    (1,126)   $     1,357    $   (19,381)
                                                  =======        =======        =======


LOSS PER COMMON SHARE BEFORE
  EXTRAORDINARY ITEM ......................   $     (0.26)   $     (0.98)    $    (2.66)

INCOME PER COMMON SHARE APPLICABLE TO
  EXTRAORDINARY ITEM ......................          0.14           1.16              0
                                                  -------        -------        -------

        Basic and diluted net income (loss)
        per common share ..................   $     (0.12)   $      0.18    $     (2.66)
                                                  ========       =======        ========


WEIGHTED AVERAGE SHARES OUTSTANDING .......     9,491,593      7,294,901      7,277,229
                                                =========      =========      =========


The accompanying notes to consolidated financial statements are an integral part of these statements.


                            TOPS APPLIANCE CITY, INC.


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     FOR THE YEARS ENDED DECEMBER 29, 1998,
                     DECEMBER 30, 1997 AND DECEMBER 31, 1996

                             (dollars in thousands)



                                       Shares of      Paid-In     Accumulated
                                      Common Stock    Capital       Deficit        Total
                                      ------------   ---------   ------------   -----------


BALANCE, December 26, 1995 .........    7,252,990   $   24,763   $   (4,664)   $   20,099

  Net loss .........................         --           --        (19,381)      (19,381)
  Shares issued - Employee Stock
    Purchase Plan ..................       24,239           32         --              32
                                        ---------      -------      --------      --------

BALANCE, December 31, 1996 .........    7,277,229       24,795      (24,045)          750

  Net income .......................         --           --          1,357         1,357
Shares issued - Employee Stock
  Purchase Plan ....................       13,622           11         --              11
Shares issued- Employee Awards .....        4,050         --           --            --
                                        ---------      -------      --------       -------

BALANCE, December 30, 1997 .........    7,294,901       24,806      (22,688)        2,118

Net loss ...........................         --           --         (1,126)       (1,126)
Shares issued - Employee Stock
   Purchase Plan ...................       13,754           22         --              22
Shares issued - Employee Awards ....        3,750           14         --              14

Shares issued -  Options exercised .       15,225           22         --              22

Shares issued - Debt conversion ....    4,337,143        7,492         --           7,492

Shares issued - Sale of common stock    2,067,148        5,040         --           5,040
                                        ---------     --------    ---------      --------

BALANCE, December 29, 1998 .........   13,731,921   $   37,396   $  (23,814)   $   13,582
                                       ==========   ==========   ==========    ==========



The accompanying notes to consolidated financial statements are an integral part of these statements.


                            TOPS APPLIANCE CITY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     FOR THE YEARS ENDED DECEMBER 29, 1998,
                     DECEMBER 30, 1997 AND DECEMBER 31, 1996

                             (dollars in thousands)



                                                  1998       1997        1996
                                                  ----       ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss) ............................   $ (1,126)   $  1,357    $(19,381)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities-
    Depreciation and amortization ............      4,575       4,897       5,897
    Deferred rent ............................        387      (1,378)        387
    Extraordinary gain on debt extinguishment      (1,309)     (8,482)       --
    Write-off of fixed assets relating to
      store closing ..........................       --         1,628        --
    Gain on sale of assets relating to sale
      and leaseback ..........................       --           (72)       --
    Amortization of deferred income ..........       --          --           (73)
    Changes in assets and liabilities-
        Accounts receivable ..................       (748)        254          97
        Inventory ............................     (8,165)      2,289       3,663
        Prepaid expenses and other
          current assets .....................     (1,048)        412        (228)
        Deferred taxes .......................       --          --          (236)
        Accounts payable .....................      3,342      (1,215)     (3,204)
        Accrued liabilities and taxes payable      (1,121)     (2,851)     (1,631)
        Customer deposits ....................     (1,040)        166         180
        Other assets .........................     (1,481)        769      (1,595)
        Other liabilities ....................        (36)          4        (111)
                                                   -------     -------     -------

         Net cash used in operating activities     (7,770)     (2,222)    (16,235)
                                                   -------     -------     -------



CASH FLOWS FROM INVESTING ACTIVITIES:

       Capital expenditures, net .............     (4,174)       (635)     (1,148)
       Net proceeds from sale of assets
        relating to sale and leaseback .......       --        13,772        --
                                                   -------     -------     -------

       Net cash provided by (used in)
           investing activities ..............     (4,174)     13,137      (1,148)


                                                   -------     -------     -------


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from Exercise of Stock Option .......         22        --          --
Proceeds from Employee Stock Purchase Plan ...         36          11          32
Cash overdrafts ..............................      2,416      (1,860)       (358)
Short-term borrowings ........................      7,175       1,654      13,004
Proceeds from issuance of additional equity ..      5,040        --          --
Long-term debt repayments ....................     (2,441)     (9,717)       (655)
Related party payments .......................       --          (782)       (782)
                                                   -------     -------     -------

       Net cash provided by (used in)
         financing activities ................     12,248     (10,694)     11,241
                                                   -------     -------     -------

      Increase (decrease) in cash and
         cash equivalents ....................        304         221      (6,142)

CASH AND CASH EQUIVALENTS, beginning of year .      2,368       2,147       8,289
                                                   -------     -------     -------


CASH AND CASH EQUIVALENTS, end of year .......   $  2,672    $  2,368    $  2,147
                                                   =======     =======     =======

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
Interest paid ................................   $  5,976    $  6,087    $  5,939
Income taxes paid ............................         14           8          30
                                                   =======     =======     =======

NON CASH TRANSACTIONS:
Capital lease obligation incurred ............       --      $ 16,820        --
Debenture Exchange ...........................   $  7,590        --          --



The accompanying notes to consolidated financial statements are an integral part of these statements.
                                       24

                            TOPS APPLIANCE CITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)     ORGANIZATION AND BASIS OF PRESENTATION:

     Tops Appliance City, Inc. (the "Company") is a publicly held retailer of major household appliances, audio/video electronic goods and home office products with nine megastores, five of which are located in New Jersey and four in New York. The Company may be subject to sales fluctuations due to increased competition, consumer spending levels and weather conditions, as a result of demand for air conditioners during the summer months and the ability of customers to travel to stores during the winter months.

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

     During fiscal 1997 and fiscal 1998, management of the Company instituted several changes that have improved the Company's financial condition and its results of operations. These changes include a reduction in the level of long-term debt and operating expenses, the sale of certain real estate property to provide additional operating funds, closure of an unprofitable store as well as re-established and improved trade credit. In addition, in fiscal 1998, the Company obtained an increase in the amounts available under its secured credit facility (Note 5), along with an infusion of $5.0 million to shareholders' equity, resulting from the purchase of 2.1 million additional shares by Bay Harbour Management, L.C.

         Management of the Company believes that these initiatives, together with the results of operations for fiscal 1999, will provide sufficient resources to fund the Company's operations for the coming year.

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash Equivalents-

     The Company considers all highly-liquid securities with an original maturity less than three months to be cash equivalents.

Concentrations of Credit-

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of temporary cash investments. The Company places its temporary cash investments in high credit quality financial instruments in accordance with debt agreements. At times, such investments may be in excess of the FDIC insurance limit.

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

Fair Value of Financial Instruments-

     The carrying value of the Company's financial instruments, excluding the subordinated debentures (see Note 5), approximates fair value.

Consolidation-

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary as well as its investment in a joint venture (Note 3). All significant intercompany accounts and transactions have been eliminated.

     The Company's 49% ownership in its joint venture with Cybershop Holding Corp. is accounted for following the equity method of accounting since the Company does not have majority ownership or control of this entity. Accordingly, the Company records its proportionate share of the earnings or loss of this joint venture as more fully described in Note 3.

Merchandise Inventory-

     Merchandise inventory is stated at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) method.

Property, Equipment and Leasehold Improvements-

     Property, equipment and leasehold improvements are stated at cost, less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives or the terms of related leases of the respective assets which range from 3 to 25 years.

Deferred Financing Costs-

     Included in other assets is $809,000 and $1,157,000 at December 29, 1998 and December 30, 1997, respectively, of costs associated with obtaining the debt discussed in Note 5. The deferred costs associated with the convertible subordinated debentures and the revolving credit facility are being amortized over periods ranging from three to ten years. Deferred financing costs associated with debt that is either extinguished or converted are accounted for in a manner similar to the associated debt.

Preopening Costs-

     Prior to January 1, 1997, it was the Company's policy to capitalize costs (primarily personnel and training costs) associated with the opening of new stores and amortize them on a straight-line basis over the twelve month period following the store opening. Effective January 1, 1997, costs associated with the opening of new stores are being amortized in the year incurred. During fiscal 1998, $312,000 of preopening costs were incurred and expensed and there were no capitalized preopening costs as of December 29, 1998.

     Commencing in fiscal 1999, the Company will be required to adopt Statement of Position 98-5 "Reporting the Costs of Start-Up Activities," which requires that pre-opening and other start-up costs be expensed as incurred. The adoption of this new standard would not have affected any of the results for the periods presented and is not expected to have a material effect on the financial statements in future periods.

Accounts Payable-

     Included in accounts payable is a cash overdraft balance of $4,595,000 and $2,180,000 at December 29, 1998 and December 30, 1997, respectively.

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



                          December 29,        December 30,        December 31,
                              1998                1997                1996
                          ------------        ------------        ------------

Revenues               $  12,993,000          $13,768,000          $13,705,000
Cost of sales              5,711,000            5,912,000            5,830,000

Selling, General and Administrative Expenses-

     Included in selling, general and administrative expenses are advertising costs which are charged to operations as incurred. Advertising expense, net of reimbursements from vendors, was ($995,000), $864,000 and $5,981,000 for fiscal 1998, fiscal 1997 and fiscal 1996, respectively.

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

Stock Based Compensation-

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. As permitted by FASB Statement No. 123, "Accounting and Disclosure of Stock Based Compensation", the Company has elected to account for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and accordingly, recognizes no compensation expense for the stock option grants. The Company has adopted the pro forma disclosure-only option under Statement No. 123.

Long-Lived Assets-

     In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement No. 121 in the first quarter of fiscal

1996. The Company assesses impairment at the individual store level and believes that no impairment of long-lived assets has occurred as of December 29, 1998 and December 30, 1997.

New Accounting Standards-

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 1999 with early adoption permitted. The Company does not currently engage in hedging activities nor has purchased derivative instruments and does not expect that the adoption of SFAS 133 will have a material impact on its financial statements.

Fiscal Year-

     The Company's fiscal year ends on the last Tuesday of December. Fiscal 1996 contains 53 weeks, and fiscal 1997 and fiscal 1998 contain 52 weeks.

Reclassification-

     Certain December 30, 1997 and December 31, 1996 balances have been reclassified to conform to the December 29, 1998 presentation.

(3)     JOINT VENTURE

     On June 14, 1998, the Company entered into a joint venture with Cybershop Holding Corp. ("Cybershop") to form Electronics.Net LLC. The Company accounts for its 49% interest in Electronics.Net LLC under the equity method of accounting. The Company and Cybershop are required to share in the funding of cash flow deficits of Electronics.Net LLC. Electronics.Net LLC is engaged in the business of selling high volume electronics, computers and appliance merchandise through the use of web-based electronic commerce. The financial statements of the joint venture were not material in relation to the financial statements of Tops Appliance City, Inc.

     In connection with the formation of Electronics.Net LLC, the Company entered a supply agreement with Electronics.Net LLC whereby the Company will be the sole supplier of Electronics.Net LLC.

(4)     PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS:


     Property, equipment and leasehold improvements and related depreciation periods consist of the following-



                                                 December 29, 1998     December 30, 1997
                                                 -----------------     -----------------

Land and buildings (25 years) ..................     $16,815,000          $16,820,000
Computer equipment and purchased
  software (5 years) ...........................      12,755,000           11,978,000
Transportation equipment (5 years) .............         747,000              746,000
Furniture, fixtures and store
  equipment (5 years) ..........................      10,399,000            9,599,000
Warehouse equipment (5 years) ..................       2,357,000            2,324,000
Leasehold improvements (3 to 25 years) .........      21,392,000           18,823,000
                                                     -----------          -----------

                                                      64,465,000           60,290,000

Less-Accumulated depreciation ..................      34,582,000           30,354,000
                                                     -----------          -----------
                                                     $29,883,000          $29,936,000
                                                     ===========          ===========


     Depreciation expense was $4,228,000, $4,529,000 and $4,906,000 for fiscal 1998, fiscal 1997 and fiscal 1996 respectively.

(5)     DEBT AND CAPITAL LEASES:

Short-Term Debt-

     The Company currently utilizes a $40 million secured credit facility expiring October 28, 2001. The revolver bears interest at the bank's base rate plus 1% or, for a portion of the loan, LIBOR plus 3%. Borrowings are based on 65% of eligible inventory, as defined, and amounts available under the agreement may be reduced to reflect availability reserves, based on certain conditions as determined by the lender. In addition, a material adverse change in the Company's consolidated financial condition may be deemed an event of default under the agreement. All of the Company's unencumbered cash, equipment, inventory and accounts receivable are pledged as collateral. As of December 29, 1998 and December 30, 1997, $30,718,000 and $23,558,000, respectively was outstanding under this credit facility. Additional borrowings available at December 29, 1998 were $4,482,000.

Long-Term Debt-

     Long-term debt consists of the following-

                                             December 29, 1998 December 30, 1997
                                             ----------------- -----------------

Convertible Subordinated
   Original Debentures (A) ...............        $20,305,000        $23,305,000
Convertible Subordinated
   New Debentures (B) ....................             97,500          7,687,500
                                                  -----------        -----------

Total long-term debt .....................        $20,402,500        $30,992,500
                                                  ===========        ===========

     (A) The $20,305,000 of 6-1/2% Convertible Subordinated Debentures due 2003 (the "Original Debentures"). Interest is paid semi-annually on February 28 and August 31. The Original Debentures are convertible into common stock of the Company at a conversion price of $22.25 per share, subject to adjustment in certain circumstances. The Original Debentures are redeemable, in whole or in part, for cash at any time on or after November 30, 1996 at the option of the Company, at a redemption price beginning at 103.25% and thereafter declining ratably to par plus accrued interest to the date of redemption. No quoted market price is available for the Original Debentures, however, the Company estimates the fair value is approximately 55% of face value, based on the limited transactions for these instruments, including those described below.

     Throughout the course of fiscal 1998, the Company entered into a series of transactions for the repurchase of Original Debentures outstanding. The Company purchased $3,000,000 face value of the Original Debentures for a purchase price of $1,650,000. Net of related expenses, these transactions generated an extraordinary gain of $1,309,000 during the fiscal year ending December 29, 1998.

     (B) The $97,500 of 6 1/2% Convertible Subordinated Debentures due 2003. Interest is paid semi-annually on February 28 and August 31. The New Debentures rank pari passu with the original Debentures in respect to principal and interest, and are convertible into common stock at a conversion price of $1.75 per share. No quoted market price is available for the New Debentures, however, the Company believes their carrying cost approximates fair market value at December 29, 1998.

     During fiscal 1998, $7,590,000 of face amount of these Debentures were converted into 4,337,143 shares of the Company's common stock.

     Principal payments required under long-term debt obligations for years subsequent to December 29, 1998 are as follows-

                           1999                  $         0
                           2000                            0
                           2001                            0
                           2002                            0
                           2003                   20,402,500

Obligation Under Capital Lease-

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

Principal payments required under capital lease obligations for years subsequent to December 29, 1998 are as follows-

                         1999                  $   124,000
                         2000                      140,500
                         2001                      158,800
                         2002                      179,400
                         2003                      202,800
                         Thereafter             15,297,500

(6)     COMMITMENTS AND CONTINGENCIES:

Leases-

     Other than the Queens, New York store described in Note 5, the Company's retail stores, distribution center and office space are leased under operating leases. The leases have initial remaining terms of three to twenty-five years with renewal options from five to thirty years. Most of the leases are net, requiring additional payments for real estate taxes, maintenance and insurance.

     One of the Company's stores and the distribution center/corporate office are leased from a proprietorship affiliated with the former Chairman of the Board and current shareholder. These rentals are included in the related party amounts in the table below.


     Rental expense charged to operations under the leases described above, all of which are classified as operating leases, are summarized below-

                                                      Year Ended
                                     December 29,    December 30,   December 31,
                                         1998            1997           1996
                                     ------------    ------------   ------------
Rentals under-
  Related party leases .........      $1,979,000      $1,979,000      $1,848,000
  Other leases .................       4,786,000       5,298,000       5,660,000
                                     -----------     ------------   ------------

                                      $6,765,000      $7,277,000      $7,508,000
                                     ===========     ============   ============

     Minimum annual rental payments under operating leases in fiscal years subsequent to December 29, 1998 are as follows-

                           1999                 $ 7,189,000
                           2000                   7,407,000
                           2001                   8,037,000
                           2002                   6,278,000
                           2003                   6,281,000
                           Thereafter            37,961,000

Employment Contracts-

     The Company presently has employment contracts with three officers which commit the Company to various salary and fringe benefit obligations through fiscal 2000 (as specified in the individual agreements). The aggregate salary obligation under these agreements is $595,000 and $465,000 for the fiscal years 1999 and 2000, respectively.

Financing-

     In  connection  with  the  floor  plan  financing  for  certain   inventory
purchases, such floor planners have a security interest in the inventory purchased through such floor planning arrangements.

     At December 29, 1998 and December 30, 1997, the Company had standby letters of credit of $2,236,000 and $785,000, respectively.

Litigation-

     The Company is involved in litigation, both as plaintiff and defendant, incidental to the conduct of its business. It is the opinion of management, after consultation with its counsel, that the outcome of such litigation will not have a material adverse effect on the Company's financial condition or the results of its operations.

Common Stock-

     In connection with the sale of common stock to Bay Harbour Management, L.C. (Note 1), the Company is required to either issue additional shares or refund a portion of the proceeds from this issuance in the event that the Company's stock price declines in value, as defined in the agreement.

(7)     401(K) SALARY SAVINGS PLAN:

     The Company maintains a defined contribution 401(k) plan which allows eligible employees to defer a portion of their income through contributions to the plan. Under the terms of the plan, the Company contributes an amount equal to 2-1/2% of the total annual compensation paid to plan participants and may contribute additional amounts on a discretionary basis. Effective January 1997, the Company contributes 25% of the participant's contribution up to 10% of that participant's annual compensation. Plan forfeitures are utilized to fund the Company's contribution requirements, and to pay various expenses associated with administering the plan.

     The Company's contributions to the plan were as follows-

                            1998                   $214,000
                            1997                    290,000
                            1996                    632,000

(8)     STOCK OPTION AND STOCK PURCHASE PLANS:

     The Company maintains two stock option plans under which both incentive and non-qualified options may be granted (the "Plans"). A total of 1,200,000 shares of common stock are reserved for issuance, in the aggregate, under the Plans. In addition, the Company has granted non-qualified stock options to certain individuals that are not covered by the Plans. The exercise price of stock options granted may not be less than 100% (110% in the case of incentive stock options granted to owners of more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value at the time of grant. Options generally vest over a three year period, and are exercisable over the ten year period commencing on the date of issuance.

     Stock option transactions for the periods indicated were as follows-



                                 1998                          1997                     1996
                                 ----                          ----                     ----
                                     Weighted                      Weighted                    Weighted
                           Number    Average             Number    Average           Number    Average
                           Shares    Exercise Price      Shares    Exercise Price    Shares    Exercise Price
                           ------    --------------      ------    --------------    --------  --------------

Options outstanding at
beginning of year ....    1,156,700    $   2.46        1,110,300  $   2.97            796,700     $   5.49
Granted ..............      268,500    $   3.71          297,000  $   1.15          1,041,300     $   2.35
Canceled .............      (41,468)   $   2.10         (250,600) $   3.14           (727,700)    $   4.84
Exercised ............      (15,225)   $   1.43              0        --                    0           --
                          ----------   --------        ---------  --------          ---------     ---------
Options outstanding at
end of year ..........    1,368,507    $   2.73        1,156,700  $   2.46          1,110,300     $   2.97
                          ==========   ========        =========  ========          ==========    =========



     The following table summarizes information regarding options outstanding at December 29, 1998


                      Options Outstanding                                                              Options Exercisable
--------------------------------------------------------------------------------------    ------------------------------------------



   Exercise      Outstanding at      Weighted Average Remaining      Weighted Average         Exercisable at         Weighted Avg
    Prices     December 29, 1998         Contractual Life             Exercise Price         December 29, 1998      Exercise Price
------------   -----------------     --------------------------      -----------------       -----------------      ---------------

$1.06-1.44           318,340                        8.7                      $1.19                  131,113                $ 1.24
$2.38-2.63           690,667                        7.0                       2.39                  570,445                  2.39
$3.00-4.13           249,500                        9.2                       3.67                        0                    -
$6.25-6.88           110,000                        0.9                       6.81                  110,000                  6.81
----------         ---------                        ---                      -----                  -------                ------
$1.06-6.88         1,368,507                        7.3                      $2.73                  811,558                $ 2.80
==========         =========                        ===                      =====                  =======                ======




     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date, consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been as follows-

                                                  1998                  1997                   1996
                                                 ------                ------                 ------

Net income (loss)-
 As reported                                 ($1,126,000)            $1,357,000            ($19,381,000)
 Pro forma                                    (1,907,000)               720,000             (19,864,000)

Pro forma net income
  (loss) per share-
  As reported                                    ($0.12)                  $0.18                  ($2.66)
  Pro forma                                      ($0.20)                   0.10                   (2.72)


     These pro forma amounts may not be representative of future disclosures because the estimated fair value of stock options is amortized over the vesting period, and additional options may be granted in future years.

     Using the Black-Scholes option valuation model, the estimated fair values of options granted during fiscal years 1998, 1997 and 1996 were $2.50, $0.85 and $1.68, respectively. The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions. In addition, such models require the use of subjective assumptions, including expected stock price volatility. In management's opinion, such valuation models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Principal assumptions used in applying the Black-Scholes model were as follows-

                                          1998     1997     1996
                                          ----     ----     ----

Risk-free interest rate                   5.4%     6.0%      6.6%
Expected life, in years                   5        5         5
Expected volatility                      92%      91%       67%
Expected dividend yield                   0.0%     0.0%      0.0%

     The Company has also established an Employee Stock Purchase Plan (the "Plan"). A total of 200,000 shares of common stock are reserved for issuance under the Plan. The Plan enables participating employees to purchase the Company's common stock through payroll deductions at a value equal to 85% of the market value of the common stock on the first or last day of the offering period, whichever is lower. During fiscal 1998 and fiscal 1997, common stock totaling 13,754 and 13,622 shares, respectively, were issued under the Plan.

(9)    INCOME TAXES:

     Deferred income taxes at December 29, 1998 and December 30, 1997 reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows-

                                              1998             1997
                                              ----             ----

Current deferred tax assets-
  Inventory                                $349,000             $301,000
  Accrued liabilities                       130,000              129,000
  Other                                     168,000              223,000
  Valuation allowance                      (485,000)            (481,000)
                                           ---------            ---------

     Total current deferred tax assets      162,000              172,000

Current deferred tax liabilities-
  Vendor allowances                       2,686,000            2,545,000
  Other                                     434,000              567,000
                                           --------             --------

     Total current deferred tax
     liabilities                          3,120,000            3,112,000
                                         ---------             ---------

    Net current deferred tax
    liabilities                         $ 2,958,000           $2,940,000
                                        ============           ==========

Long-term deferred tax assets-
  Federal and state loss
  carryforwards                        $ 6,997,000             $6,941,000
  Alternative minimum tax and
  job credit carryforward                 592,000                 593,000
  Rent                                    978,000                 805,000
  Depreciation                          2,919,000               2,502,000
  Warranty                                323,000                 348,000
  Valuation allowance                  (8,848,000)             (8,244,000)
                                        ---------              ----------

     Total long-term deferred tax
     assets                             2,961,000               2,945,000

Long-term deferred tax liabilities -
  Other                                     3,000                   5,000
                                      -----------             -------------


Net long-term deferred tax assets     $ 2,958,000              $2,940,000
                                      ===========               ==========



     At December 29, 1998, the Company has a Federal net operating loss carryforward of approximately $16,480,000 of which the majority expires in 2010.

     Components of the benefit for income taxes (before extraordinary item) are as follows-

                                1998         1997          1996
                           -----------   -----------   -------------

Current-
  Federal ..............   $         0   $         0    ($1,778,000)
  State ................             0             0         14,000
                           -----------   -----------    ------------
                                     0             0     (1,764,000)
Deferred-
  Federal ..............             0             0       (236,000)
  State ................             0             0              0
                           -----------   -----------    ------------

                                     0             0       (236,000)
                           -----------   -----------    ------------
Benefit for income taxes   $         0   $         0    ($2,000,000)
                           ===========   ===========   ============

     A reconciliation of the effective tax rate to the Federal statutory rate is as follows-

                                     1998          1997            1996
                                  -----------    -----------    -------------

Federal statutory rate ..........    (34.0%)      (34.0%)         (34.0%)
State income taxes, net of
  Federal income tax benefit ....       --          --               --
Increase in valuation allowance
  attributable to Federal net
  operating loss carryforward not
  recognized ....................     34.0         34.0             26.0
Other ...........................      --           --              (1.4)
                                  -----------   -----------    ------------

Effective tax rate ..............      0%             0%            (9.4%)
                                   ==========   ===========    ============


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

     During fiscal years 1995 and 1996 and the subsequent period thereto prior to engaging Arthur Andersen LLP, the Registrant had no discussions with Arthur Andersen LLP regarding either the application of an accounting principle, the type of opinion that would be rendered in Registrant's financial statements or any matter that was the subject of disagreement with Ernst & Young.

     The Company did not experience any changes in and/or disagreements with its accountants during the 1998 fiscal year.

                                    PART III


ITEM 10.  Directors and Executive Officers of the Registrant

     The information required in response to this item is incorporated by reference from the Registrant's proxy statement for its 1999 annual meeting of shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1999.


ITEM 11.  Executive Compensation

     The information required in response to this item is incorporated by reference from the Registrant's proxy statement for its 1999 annual meeting of shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1999.

ITEM 12.  Security Ownership of Certain Beneficial Ownership and Management

     The information required in response to this item is incorporated by reference from the Registrant's proxy statement for its 1999 annual meeting of shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1999.


ITEM 13.  Certain Relationships and  Related Transactions

     The information required in response to this item is incorporated by reference from the Registrant's proxy statement for its 1999 annual meeting of shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1999.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)(1)  Financial Statements

  Reports of Independent Public Accountants...................................12

  Consolidated Balance Sheets as of December 29, 1998 and
  December 30, 1997............................................................4

  Consolidated Statements of Operations for years
  ended December 29, 1998, December 30, 1997, and
  December 31, 1996............................................................5

  Consolidated Statements of Shareholders' Equity..............................6

  Consolidated Statements of Cash Flows for years
  ended December 29, 1998, December 30, 1997 and
  December 31, 1996............................................................7

  Notes to Consolidated Financial Statements...................................8

 (a)(2)  Financial Statement Schedule

 The following are included in Part II, Item 8:

 Schedule II- Valuation and Qualifying
 Accounts and Reserves.......................................................S-2

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

          10.4 Floor Plan  Inventory  Security  Agreement  dated  March 19, 1990
     between  Tops  Appliance  City,  L.P.  and  Carrier   Distribution   Credit
     Corporation

          10.5 Lease dated March 3, 1984 between Leslie S. Turchin and Tops Appliance City, L.P., as amended (1745 Route 27, Edison, New Jersey)

          10.6 Lease dated October 11, 1985 between Leslie S. Turchin and Tops Appliance City, L.P. (45 Brunswick Avenue, Edison, New Jersey)

          10.7 Lease Dated May 21, 1986 between Mack Edison Co. and Tops Appliance City, L.P., as amended

          10.8 Lease dated May 21, 1986 between Mack Industries and Tops Appliance City, L.P., as amended

          10.9 Lease dated April 27, 1988 between Castle Ridge Shopping Plaza Associates and Tops Appliance City, L.P.

          10.10 Lease dated June 2, 1989 between Sudler Town and Country Limited Partnership and Tops Appliance City, L.P.

          10.11 Omitted

          10.12 Omitted

          10.13 Form of Equipment Loan Agreement between Tops Appliance City, L.P. and Bell Atlantic Mobile Systems, Inc.

          10.14  Form  of  Hardware/Software   License  Agreement  between  Tops
     Appliance City, L.P. and Bell Atlantic Mobile Systems, Inc.

          10.15 Delivery Agreement dated January 30, 1992 between Tops Appliance City, L.P. and Merchants Home Delivery Service, Inc.

          10.16 Form of Amended and Restated Section 401(k) Plan dated July 29, 1988

          10.17 Summary Plan and Description of Amended and Restated 401(k) Plan dated January 1, 1988

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

          10.25 Omitted

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

          10.30 Addendum to Management Agreement dated October 15, 1997 between Tops Appliance City, Inc. and Thomas L. Zambelli.

          10.31 Addendum to Management Agreement dated November 20, 1997 between Tops Appliance City, Inc. and Robert Gross.

          10.32 Addendum to Management Agreement dated October 15, 1997 between Tops Appliance City, Inc. and Richard Jones.

          10.33 Stock Purchase Agreement dated November 5, 1997 by and between SSP, L.L.C., Tops Appliance City of New York, Inc. and Tops Appliance City, Inc.

          10.34 Debenture Exchange Agreement dated August 20, 1997, effective September 1, 1997 between Tops Appliance City, Inc. and BEA Associates.

          10.35 First Amendment to Lease dated November 5, 1997 between Tops Appliance Realty, Inc. and Tops Appliance City, Inc.

          10.36 Second Amendment to Lease dated November 5, 1997 between Tops Appliance Realty, Inc. and Tops Appliance City, Inc.

          10.37 Conversion Agreement, dated May 8, 1998, between Tops Appliance City, Inc.and Robert D. Carl

          10.38 Letter Agreement between Bay Harbour Management, L.L.C. and Tops Appliance City, Inc. dated July 16, 1998

          10.39 Share Purchase Agreement, dated July 16,1998, between Bay Harbour Management, L.C. and Tops Appliance City, Inc.

          10.40 Addendum to Management Agreement dated December 1, 1998 between Tops Appliance City, Inc. and Richard Jones - page 42

          10.41 Addendum to Management Agreement dated December 1, 1998 between Tops Appliance City, Inc. and Thomas L. Zambelli - page 43

          10.42 Merchant Agreement dated December 8, 1998 between Tops Appliance City, Inc. and Household Bank N.A. - page 44

          22 List of Subsidiaries of the Registrant

          24.1 Consent of Arthur Andersen LLP.

          24.2 Consent of Ernst & Young LLP.


(b) Reports on Form 8-K

         None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   TOPS APPLIANCE CITY, INC.


                                                BY:   /s/ Richard L. Jones
                                                   -----------------------------
                                                   RICHARD L. JONES
                                                   Chief Executive Officer


                                                BY:  /s/ Thomas L. Zambelli
                                                   -----------------------------
                                                    THOMAS L. ZAMBELLI
                                                    Chief Accounting Officer
Dated:  March 29, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                          Title                              Date

/s/ Richard L. Jones
________________________  Co-Chairman of the Board,            March 29, 1999
RICHARD L. JONES           Chief Executive Officer


/s/ Thomas L. Zambelli
________________________   Exec. Vice President,                March 29, 1999
THOMAS L. ZAMBELLI         Chief Accounting Officer
                           Director


/s/ Robert G. Gross
________________________
ROBERT G. GROSS            Director                             March 29, 1999


/s/ Anthony L. Formica
________________________
ANTHONY L. FORMICA         Director                             March 29, 1999


/s/ John H. Hollands
________________________
JOHN H. HOLLANDS           Director                             March 29, 1999


/s/ Douglas P. Teitelbaum
________________________   Co-Chairman of the Board             March 29, 1999
DOUGLAS P. TEITELBAUM


/s/ Steven A. Van Dyke
________________________
STEVEN A. VAN DYKE         Director                             March 29, 1999


/s/ Walter A. Jones
________________________
WALTER A. JONES            Director                             March 29, 1999

                                   SCHEDULE II
                            TOPS APPLIANCE CITY, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

              YEARS ENDED DECEMBER 29, 1998, DECEMBER 30, 1997 AND
                               DECEMBER 31, 1996



                                                 Additions
                                    Balance at   Charged to            Balance
                                    Beginning    Costs and             at End
           Description              of Period    Expenses  Deductions  of Period
           -----------              ---------    ---------  ---------  ---------

Year ended December 31, 1996 --
Allowance for doubtful accounts ...   $373,000   $360,000   $465,000   $268,000
                                      --------   --------   --------   --------

Year ended December 30, 1997 --
Allowance for doubtful accounts ...   $268,000   $180,000   $145,000   $303,000
                                      --------   --------   --------   --------

Year ended December 29, 1998 --
Allowance for doubtful accounts ...   $303,000   $180,000   $296,000   $187,000
                                      --------   --------   --------   --------

                                 EXHIBIT 10.40

              SECOND ADDENDUM TO MANAGEMENT AGREEMENT ENTERED INTO
                 AS OF THE 31st DAY OF JULY, 1995 ("AGREEMENT")
                      BETWEEN RICK JONES ("EXECUTIVE") AND
                      TOPS APPLIANCE CITY, INC. ("COMPANY")

     WHEREAS, Tops Appliance City, Inc. and Rick Jones entered into the above-referenced Agreement, and

     WHEREAS, Company and Executive desire to amend such Agreement,

     In consideration of One ($1.00) Dollar and other good and valuable consideration, it is agreed as follows:

     1. Section 2 of the Agreement is amended to add the title of Chief Executive Officer to Executive's existing titles of President and Chief Operating Officer.

     2. Section 4 of the Agreement is amended to extend the term of the Agreement to December 31, 2000.

     3. Section 5 of the Agreement is amended to provide that effective January 1, 1999 Executive's Base Salary shall be Two Hundred Seventy Five Thousand and no/00 ($275,000.00) Dollars per annum.

     3. Section 6(b) of the Agreement is amended to cause the Company to grant to the Executive options to purchase an additional thirty thousand (30,000) shares of the Company's Common Stock, which options will vest and become exercisable in the following amount on the following date, provided that the Executive is then employed by the Company:

                  Date                           No. of Shares

                  December 31, 2000                  30,000

Such options shall be granted pursuant to a separate agreement to be executed and delivered simultaneously with this Addendum, will be non-qualified and will have an exercise price per share equal to the closing price of the Company's Common Stock on December 1, 1998.

     4. Section 18 of the Agreement is added to provide as follows: In the event of a "change in control" of the Company, Executive shall be entitled to a bonus payment equal to one and one-half times his base compensation as in effect immediately prior to the change in control. Such bonus shall be paid within sixty (60) days of the change in control. For purposes of this Section, a "change in control" shall occur if more than fifty percent (50%) of the Company's outstanding stock is transferred in a single transaction or series of transactions in consert with each other including a sale of all, or substantially all, of the assets of the Company.

     5. Except as otherwise provided for herein, the Agreement shall remain in effect as it was prior to the execution of this Addendum. However, to the extent of any inconsistency between the Agreement and this Addendum, the provisions of this Addendum shall control.

     6. This Addendum is binding on the successors and assigns of the parties hereto.

     IN WITNESS WHEREOF, the parties have set their hands and seals this ______ day of _______________, 1998.

                                       TOPS APPLIANCE CITY, INC.


_______________________             By:   /s/
Rick Jones                             _________________________________________

                                  EXHIBIT 10.41

              SECOND ADDENDUM TO MANAGEMENT AGREEMENT ENTERED INTO
               AS OF THE 3RD DAY OF SEPTEMBER, 1996 ("AGREEMENT")
                    BETWEEN THOMAS ZAMBELLI ("EXECUTIVE") AND
                      TOPS APPLIANCE CITY, INC. ("COMPANY")

     WHEREAS, Tops Appliance City, Inc. and Thomas Zambelli entered into the above-referenced Agreement, and

     WHEREAS, Company and Executive desire to amend such Agreement,

         In consideration of One ($1.00) Dollar and other good and valuable consideration, it is agreed as follows:

     1. Section 4 of the Agreement is amended to extend the term of the Agreement to December 31, 2000.

     2. Section 5 of the Agreement is amended to provide that effective January 1, 2000, Executive's Base Salary shall be One Hundred Ninety Thousand and no/00 ($190,000.00) Dollars per annum.

     3. Section 6(b) of the Agreement is amended to cause the Company to grant to the Executive options to purchase an additional twenty thousand (20,000) shares of the Company's Common Stock, which options will vest and become exercisable in the following amount on the following date, provided that the Executive is then employed by the Company:

                       Date                       No. of Shares

                  December 31, 2000                  20,000

Such options shall be granted pursuant to a separate agreement to be executed and delivered simultaneously with this Addendum, will be non-qualified and will have an exercise price per share equal to the closing price of the Company's Common Stock on December 1, 1998.

         4. Section 17 of the Agreement is added to provide as follows: In the event of a "change in control" of the Company, Executive shall be entitled to a bonus payment equal to one and one-half times his base compensation as in effect immediately prior to the change in control. Such bonus shall be paid within sixty (60) days of the change in control. For purposes of this Section, a "change in control" shall occur if more than fifty percent (50%) of the Company's outstanding stock is transferred in a single transaction or series of transactions in consert with each other including a sale of all, or substantially all, of the assets of the Company.

         5. Except as otherwise provided for herein, the Agreement shall remain in effect as it was prior to the execution of this Addendum. To the extent of any inconsistency between the Agreement and this Addendum, the provisions of this Addendum shall control.

         6. This Addendum is binding on the successors and assigns of the parties hereto.

         IN WITNESS WHEREOF, the parties have set their hands and seals this ______ day of _______________, 1998.

                                                  TOPS APPLIANCE CITY, INC.

_______________________                     By: /s/
Thomas Zambelli                                _________________________________

                                 EXHIBIT 10.41

                               Merchant Agreement

BANK: Household Bank (SB), N.A.             MERCHANT: Tops Appliance City, Inc.
1111 Town Center Drive                      45 Brunswick Ave.
Las Vegas, Nevada 89134                     Edison, NJ 08818
                                            Facsimile No. (732) 248-2731

     This Merchant Agreement ("Agreement") is made and entered into as of the day of December, 1998 ("Effective Date"), by and between Household Bank (SB), N.A. (herein "Household") and Tops Appliance City, Inc., a New Jersey corporation (herein "Merchant"). In consideration of the mutual promises, covenants, and agreements set forth below and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Merchant and Household agree as follows:

     Section 1. Definitions. In addition to the words and phrases defined above and elsewhere in this Agreement, the following words and phrases shall have the following meanings:

     a. "Account" means an account resulting from the issuance of a Card. An Account may have more than one Card issued for it. Each Account shall be owned by, and deemed to be the property of, Household.

     b. "Affiliate" means any entity that is owned by, owns or is under common control with Household or Merchant or its ultimate parent.

     c. "Applicable Law" means collectively or individually any applicable law, rule, regulation or judicial, governmental or administrative order, decree, ruling, opinion or interpretation.

     d. "Authorization" means permission from Household to make a Card Sale.

     e. "Authorization Center" means the facility designated by Household as the facility at which Card Sales are authorized.

     f. "Business Day" means any day except Saturday or Sunday or a day on which banks are closed in the State of Nevada.

     g. "Card" means the private label credit card issued by Household for the Program.

     h. "Cardholder" means (i) the person in whose name an Account is opened, and (ii) any other authorized users of the Account and Card.

     i. "Card Sale" means any sale of Goods that Merchant makes to a Cardholder pursuant to this Agreement that is charged to an Account.

     j. "Chargeback" means the return to Merchant and reimbursement to Household of a Sales Slip or Card Sale for which Merchant was previously paid.

     k. "Credit Slip" means evidence of a credit in a paper or electronic form for Goods purchased from Merchant.

     l. "Goods" means the products described in Section 2 below, certain warranties expressly authorized by Household, and related services sold by Merchant in the ordinary course of Merchant's business to consumers for individual, family, personal or household use.

     m. "LIBOR" shall mean the daily average of the one (1) year London Interbank Offered Rate as published by Bloomberg Financial Markets. For purposes of this Agreement "Base LIBOR" shall be 5.00%.

     n. "MONTH" means a calendar month unless used in connection with a Credit Promotion.

     o. "Operating Instructions" means the Regulatory Guidelines and operating instructions and/or procedures designated by Household and provided to Merchant from time to time concerning the Program. Household shall provide Merchant with reasonable written notice of any changes to the Operating Instructions.

     p. "Program" means the private label revolving credit card program associated with Merchant whereby Accounts will be established and maintained by Household, Cards issued by Household to qualified consumers purchasing Merchant's Goods, and Card Sales funded all pursuant to the terms of this Agreement.

     q. "Program Year" means any consecutive twelve (12) month period commencing with the first day of funding of any Accounts after the Effective Date and each subsequent twelve (12) month period.

     r. "Sales Slip" means evidence of a Card Sale in paper or electronic form for Goods purchased from Merchant.

     s.  "Terminal"  means  an  electronic   terminal  or  computer  capable  of
communicating by means of an on-line or dial-up electronic link with an Authorization Center.

     Section 2. Scope and Purpose. Merchant engages in the sale of appliances, consumer electronics and other related products and related services including extended warranties ("Goods") and Merchant desires to make financing available to consumers purchasing Goods and services from Merchant and to participate in the Program in accordance with the terms and conditions set forth in this Agreement. Household, a credit card bank in the business of providing revolving credit financing pursuant to a credit card, has agreed to provide such financing under the Program to individual qualified consumers purchasing Merchant's Goods pursuant to the terms and conditions set forth in this Agreement.

     a. Forms and Cards. Household will provide to Merchant standard application/agreements, Sales Slips, Credit Slips, and other forms from time to time for use by Merchant in the Program, which documents may be changed from time to time by Household. Merchant shall be charged a fee for nonstandard forms requested by Merchant. The design and content of Cards and billing statements shall be mutually agreed upon by Household and Merchant. The terms and conditions of Accounts and application/agreements shall be determined by Household and are subject to change by Household from time to time.

     b. Credit Review: Ownership of Accounts. All completed applications for Accounts submitted by Merchant to Household whether mailed, telephoned or otherwise electronically transmitted will be processed and approved or declined in accordance with such credit criteria and procedures established from time to time by Household, with Household having and retaining all rights to reject or accept such applications. Household will only accept applications for revolving credit pursuant to the credit card it issues for individual, personal, family or household use. Household or its Affiliates shall own the Accounts, including the Cardholder names and addresses associated with the Accounts, and shall bear the credit risk for such Accounts. Except as otherwise provided in this Agreement, Merchant acknowledges and agrees that it shall have no ownership interest in the Accounts. Upon Merchant's request, Household will provide Merchant with mailing lists of Cardholder names and addresses and available credit lines for purposes of soliciting additional purchases. Household shall not be obligated to take any action under an Account, including making future advances or credit available to Cardholders. Household shall not be obligated to accept applications for a Card or to approve any Card Sale for consumers that do not have their principal residence and billing address in the Continental United States.

     c. Card Promotions, Services and Enhancements. Household and Merchant may from time to time mutually agree to offer to existing or potential Cardholders special credit promotions, additional services and/or enhancements. These services shall include, but not be limited to, performing an initial marketing audit related to the Program, assisting Merchant in creating a credit marketing plan, with creative design and development of point of sale materials and such other services as become available or as Household offers to other merchants. The terms of such promotions, services and enhancements shall be mutually agreed upon by Household and Merchant and are subject to change upon mutual agreement of the parties or discontinuance by Household upon notice to Merchant. In consideration of Household's providing special credit promotions and to compensate Household for such promotions, Merchant agrees to pay to Household for the period agreed upon by Household and Merchant such rates, discounts and amounts as may be agreed upon by Household and Merchant. Household may deduct amounts owed to it hereunder from amounts owed to Merchant under this Agreement.

     Section 3. Fees, Discounts. Charges, Rates and Funding.

     a.  Consumer  Rate.  The annual  percentage  rate  ("APR") to be charged on purchases  with the Card  shall be a  variable  APR of the Prime  Rate plus 14.4 percentage points, or plus 16.4 percentage points for the default APR ("Spread"). The Prime Rate shall be determined based upon the highest Prime Rate published in The Wall Street Journal "Money Rates" on the first Tuesday of January, April, July and October, and will take effect on the first day of the billing cycle for February, May, August and November. The APR shall not be lower than 22.9% during the Initial Term of this Agreement. The APR shall not exceed the maximum interest rate allowable by Applicable Law, rule, regulation or statute and shall be subject to change from time to time by Household upon notice to Merchant. The initial APR shall be 22.9%

     b. Merchant. Merchant agrees to pay Household the following nonrefundable fees, charges and discounts (some of which are more fully described in this Agreement): (i) "Discount": 0% of the amount of each non-credit promotion Sales Slip accepted and funded by Household. (ii) "Credit Promotion Discount Fee":
Household shall make certain deferred payment and/or deferred interest credit promotions ("Credit Promotionsn) available to Merchant. Each Sales Slip generated pursuant to each Credit Promotion shall be subject to a Credit Promotion discount fee ("Discount Fee") as set forth herein. During the term of this Agreement, the percentage of total annual dollar volume of Card Sales generated by the 12 Month Same as Cash With Payments Credit Promotion ("12 Month SAC Volume") shall not exceed ten percent (10%) of the 12 month average dollar volume of promotional and non promotional Card Sales ("12 Month SAC Volume Maximum") during each Program Year. The initial Credit Promotion Discount Fees shall be as follows:

Credit Promotion                    Discount Fee       12 Month SAC Maximum
----------------                    ------------       --------------------

Non Promotional Card Sales                  0.00%             N/A
90 Day Same as Cash/Without Payments        0.85%             N/A
6 Month Same as Cash/With Payments  3.50%                     N/A
6 Month Same as Cash/Without Payments       3.90%             N/A
12 Month Same as Cash/With Payments 7.50%                     10%

     The Credit Promotion Discount Fees set forth in this Subsection 3b (ii) shall be reviewed and adjusted under the following circumstances: (A) in accordance with any increase or decrease in Base LIBOR as set forth below; (B) in the event Household determines that the 12 Month SAC Volume Maximum exceeded 10% for any Program Year during the term of this Agreement as set forth in Schedule A below; (C) in accordance with the provisions of Section 6 b (vi) if Household determines that Fraud Losses (as defined in Section 6 b (vi)) will exceed the percentage set forth therein during the term of this Agreement.

     Any adjustment in the Discount Fees based upon changes in Base LIBOR shall be made semiannually during each Program Year on January 1st and July 1st (the Adjustment Dates), and shall be the difference, if any, in the LIBOR determined as of the Adjustment Date (Current LIBOR) from Base LIBOR ("LIBOR Spread"). The Current LIBOR shall be determined by the average LIBOR for the Month prior to the applicable Adjustment Date. The new Discount Fee shall be effective as to all promotional volume accepted and funded by Household for the next six Months starting after the applicable Adjustment Date. The Credit Promotion Discount Fee shall be determined by adding or subtracting the LIBOR Spread to or from the initial Discount Fee for each Credit Promotion. For example, if the Current LIBOR on January 1st is 5.13% for that Adjustment Date, the Discount Fee for a "12 Month Same As Cash With Payments" promotion would be calculated as follows:
5.13% (Current LIBOR) minus 5.00% ("Base LIBOR") = .13% (LIBOR Spread). 7.50% (12 Month SAC With Payments Initial Discount Fee) + .13% (LIBOR Spread) = 7.63% (New Discount Fee for 12 Month SAC With Payments). Provided, however, the maximum decrease in the Discount Fee for any Credit Promotion as a result of any decrease in the Current LIBOR below Base LIBOR shall be 20 basis points.

     Any change in the Discount Fee for 12 Month SAC promotions based upon Merchant exceeding the 12 Month SAC Volume Maximum shall be determined at the end of each Program Year as set forth in Schedule A below. Household will charge Merchant the additional Discount Fee set forth below on the aggregate dollar amount of the 12 Month SAC Volume for that Program Year. Household shall bill Merchant for the additional Discount Fee within 30 days of the end of such Program Year and Merchant shall pay Household the additional Discount Fee within 30 days of billing.

                                   Schedule A

12 Month SAC Volume as a % of Total Card Sale Volume          Additional Discount Fee
----------------------------------------------------          -----------------------

                  .01% to10%                                         .00%
                10.01% to 25%                                        .40%
                25.01% to 50%                                        .70%
                50.01% to 75%                                        .95%
                75.01% to 100%                                      1.15%



     (iii) "Convenience Usage Charge": 0% of all finance charges that would otherwise be paid by the Cardholder but for the payment in full of the outstanding Account balance during any grace period or promotional period and which have not been previously paid to Household as a discount. (Under the Program, Household may permit Cardholders to pay the entire outstanding balance due without finance charges during any applicable grace period or promotional period).

     (iv) "Returned Merchandise Charge": 0% of the accrued finance charges on Accounts with respect to Goods that are returned and a credit is not applied prior to the end of the billing cycle period in which the Card Sale was made.

     (v) "Start-up Fee": $0.00.

     (vi) "Forms Fee":  $0.00.

     (vii) "Application Fee": $0.00 per Cardholder application presented to Household under the Program.

     The rate, fees, discounts and charges described above in this Section 3 are subject to change by Household in accordance with the terms and conditions as set forth in this Section 3 upon prior written notice to Merchant. In the event Household discontinues all Credit Promotions, Merchant shall have the option to terminate this Agreement prior to the end of the Initial Term or any Renewal Term upon ninety (90) days prior written notice to Household.

     c. Acceptance, Offset & Funding. Subject to the terms, conditions, warranties and representations in this Agreement and provided that Merchant has satisfied all of the conditions set forth in this Agreement, including, without limitation, Sections 4, 5, and 7, Household agrees to pay to Merchant the amount of each valid and authorized Sales Slip presented to Household during the term of this Agreement, less the amount of the fees, charges, and discounts described above in this Section 3, outstanding Account balances for Sales Slips subject to Chargeback, reimbursements, refunds, customer credits and any other amounts owed to Household by Merchant under this Agreement. Household may also offset or recoup said amounts from future amounts owed to Merchant under this Agreement. Any amounts owed by Merchant to Household which cannot be paid by the aforesaid means shall be due and payable by Merchant on demand. Any payment made by Household to Merchant shall not be final but shall be subject to subsequent review and verification by Household and Merchant. Merchant shall electronically submit Sales Slips to Household for funding Monday through Friday. Transmissions received prior to 7:30 a.m. Central Time shall be funded by Household the same Business Day. Household's liability to Merchant with respect to the funding or processing of any Card Sale, Sales Slip or Credit Slip shall not exceed the amount on the Sales Slip or Credit Slip in connection with such transaction. In no event shall Household be liable for any incidental or consequential damages or for failure to fund transactions on the next Business Day. Funding of Sales Slips by Household to Merchant shall be made by wire transfer.

     Section 4. Merchant Responsibilities Concerning Consumer Transactions. Merchant covenants and agrees that Merchant shall:

     a. Honor all valid Cards without discrimination, when properly presented by Cardholders for payment of Goods.

     b. Not require, through an increase in price or otherwise, any Cardholder to pay any surcharge at the time of sale or pay any part of any charge imposed by Household on Merchant.

     c. Not establish minimum or maximum charge amounts without Household's prior written approval.

     d. Prominently display at each of its locations, if appropriate, advertising and promotional materials relating to the Card, including without limitation take-one applications for the Card and use or display such materials in accordance with any specifications provided by Household. Such materials shall be used only for the purpose of soliciting accounts for the Program. Any solicitation, written material, advertising or the like relating to the Program or the products offered pursuant to the Program shall be prepared or furnished by Household or shall receive Household's prior written approval. Household will charge Merchant and Merchant agrees to pay the actual and reasonable costs for any such advertising and promotional materials as may be requested by Merchant. Any such materials shall not be used by Merchant following termination of this Agreement.

   e.  Use  only  the  form  of,   or  modes  of   transmission   for,
application/agreements, Sales Slips and Credit Slips as are provided by Household, and not use any application/agreements, Sales Slips, and Credit Slips provided by Household other than in connection with an application for a Card or a Card transaction.

     f. With respect to applications for a Card:

     (i) make sure all information requested on the application is complete and legible;

     (ii) obtain the signature on the application of all persons whose name will appear on the Account or will be responsible for the Account;

     (iii) give the applicant the initial disclosures at the time of signing the application/agreement prior to the first transaction under the Account;

     (iv) verify the identification of the individual(s) applying for the Account, which verification may include obtaining driver's license and social security numbers;

     (v) provide all information required by Household from time to time for approval of applications by telephone or other electronic transmission and legibly insert the Account number on the application in the designated area; and

     (vi) send the actual original approved signed application to Household at Household's address on page one above or such other address designated by Household within fifteen (15) Business Days of approval of the application by Household.

     g. With respect to Sales Slips:

     (i) Enter legibly on a single Sales Slip prior to obtaining the Cardholder's signature (1) a description of all Goods purchased in the same transaction in detail suffficient to identify the transaction; (2) the date of the transaction; (3) the Authorization number; and (4) the entire amount due for the transaction (including any applicable taxes);

     (ii) REQUEST AUTHORIZATION FROM HOUSEHOLD'S AUTHORIZATION CENTER UNDER ALL CIRCUMSTANCES. (Household may refuse to accept or fund any Sales Slip that is presented to Household for payment more than one hundred twenty (120) days after the date of Authorization of the Card Sale). Merchant agrees not to divide a single transaction between two or more Sales Slips or between a Household Sales Slip and a sales slip for another credit provider who could validly claim a security interest in the Goods. If Authorization is granted, legibly enter the Authorization number in the designated area on the Sales Slip. If Authorization is denied, do not complete the transaction and follow any instructions from the Authorization Center. Merchant shall use reasonable efforts, by reasonable and peaceful means, to retain or recover a Card:

     (a) if Merchant is advised to retain the Card in response to an Authorization request; or

     (b) if Merchant has reasonable grounds to believe that the Card is counterfeit, fraudulent, or stolen. The obligation to retain or recover a Card imposed by this Section does not authorize a breach of the peace or any injury to persons or property, and Merchant will hold Household harmless from any claim arising from any injury to person or property or other breach of the peace.

     (iii) if applicable, imprint legibly on the Sales Slip the embossed legends from the Card and from Merchant's imprinter plate or if the transaction is to be completed electronically or otherwise without a Card imprint, then enter legibly on the Sales Slip sufficient information to identify the Cardholder and Merchant, including at least, Merchant's name and address, and Cardholder's name, Account number.

     (iv) check the effective date, if any, on the Card;

     (v) obtain the signature of the Cardholder on the Sales Slip, and compare the signature on the Sales Slip with the signature panel of the Card and if identification is uncertain or if Merchant otherwise questions the validity of the Card, contact Household's Authorization Center for instructions;

     (vi) IDENTIFICATION OF THE CARDHOLDER IS THE RESPONSIBILITY OF MERCHANT;

     (vii) not present the Sales Slip to Household for funding until all Goods are delivered (if delivery is to be more than ten (10) days from the date of sale) and all the services are performed to the Cardholder's reasonable satisfaction. If the Card Sale is canceled or the Goods or services canceled or returned in accordance with the Merchant's reasonable and posted or published merchandise return policy as established from time to time by Merchant, the Sales Slip is subject to Chargeback;

     (viii) enter the Card Sale into the Terminal; and

     (ix) deliver a true and completed copy of the Sales Slip to the Cardholder at the time of the Card Sale.

     h. Credit Slips. If Goods are returned, any Card Sale or services are terminated or canceled, or Merchant allows any price adjustment, then Merchant shall not make any cash refund, but shall complete and deliver promptly to Household a Credit Slip evidencing the refund or adjustment and deliver to the Cardholder a true and complete copy of the Credit Slip at the time the refund or adjustment is made. Merchant shall date each Credit Slip and include thereon a brief description of the Goods returned, services terminated or canceled, refund or adjustment made, the date of the original Card Sale, Cardholder's name, address and Account number, and the date and amount of the credit, all in sufficient detail to identify the transaction. Merchant shall imprint or legibly reproduce on each Credit Slip the embossed legends from the Card and from Merchant's imprinter plate. The amount of the Credit Slip cannot exceed the amount of the original transaction as reflected on the Sales Slip. Merchant shall issue Credit Slips only in connection with previous bona fide Card Sales and only as permitted hereunder.

     i Not receive any payments from a Cardholder for charges included on any Sales Slip resulting from the use of any Card, nor receive any payments from a Cardholder to prepare and present a Credit Slip for the purpose of effecting a credit to the Cardholder's Account.

     j. Cardholder Complaints. Merchant shall within ten (10) Business Days of receipt provide Household with a copy of any written complaint from any Cardholder concerning his/her Account.

     k. Satisfy all other requirements designated in any Operating Instructions or as may be required from time to time by Household upon reasonable notice to Merchant. In the event there is any inconsistency between any Operating Instructions and this Agreement, this Agreement shall govern unless otherwise expressly indicated by Household in any Operating Instructions.

     Section 5. Representations and Warranties.

     a. Merchant represents and warrants to Household as of the Effective Date and throughout the term of this Agreement the following:

     (i) That each Card Sale will arise out of a bona fide sale of Goods and/or services by Merchant and will not involve the use of the Card for any other purpose.

     (ii) That to the best of Merchant's knowledge each Card Sale will be to a consumer for personal, family, or household purposes.

     (iii) That Cardholder applications will be available to the public (i) without regard to race, color, religion, national origin, sex, marital status, or age (provided the applicant has the capacity to enter into a binding contract) and (ii) not in any manner which would discriminate against an applicant or discourage an applicant from applying for the Card.

     (iv) That it has full corporate or other power and authority to enter into this Agreement; that all corporate or other action required under any organization documents to make this Agreement binding and valid upon Merchant according to its terms has been taken; and that this Agreement is and will be binding, valid and enforceable upon Merchant according to its terms.

     (v) Neither (A) the execution, delivery and performance of this Agreement, nor (B) the consummation of the transactions contemplated hereby will constitute a violation of law or a violation or default by Merchant under its articles of incorporation, bylaws or any organization documents, or any material agreement or contract and no authorization of any governmental authority is required in connection with the performance by Merchant of its obligations hereunder.

     (vi) That dates after December 31, 1999 will be properly recognized and date related calculations will be correctly made in the operation of computer systems and functions material to the operation of the Program, and that Merchant has undertaken procedures to address Year 2000 ("Y2K") computer issues.

     (vii) Merchant has and will retain all licenses required by local or state law to conduct its business and to perform its obligations under this Agreement.

     (viii) Any Card Sale subject to rescission has not been rescinded.

     b. Household represents and warrants to Merchant as of the Effective Date and throughout the term of this Agreement the following:

     (i) That it has full corporate or other power and authority to enter into this Agreement; that all corporate or other action required under any organization documents to make this Agreement binding and valid upon Household according to its terms has been taken; and that this Agreement is and will be binding, valid and enforceable upon Household according to its terms.

     (ii) Neither (A) the execution, delivery and performance of this Agreement, nor (B) the consummation of the transactions contemplated hereby will constitute a violation of law or a violation or default by Household under its bylaws or organization documents, or any material agreement or contract and no authorization of any governmental authority is required in connection with the performance by Household of its obligation hereunder.

     (iii) That dates after December 31, 1999 will be properly recognized and date related calculations will be correctly made in the operation of computer systems and functions material to the operation of the Program, and that Household has undertaken procedures to address Year 2000 ("Y2K") computer issues as set forth in Exhibit 1 attached hereto.

     Section 6. Chargebacks to Merchant. Merchant agrees as follows:

     a. Chargebacks. Any Sales Slip or Card Sale is subject to Chargeback under any one or more of the following circumstances, and thereupon the provisions of
Section 6.c. below shall apply:

     (i) The application or any information on the application or the Sales Slip or any required information on the Sales Slip (such as the account number, description of Merchant or Goods purchased, transaction amount or date) is illegible or incomplete, or the Sales Slip or application is not executed by the Cardholder; or Authorization is not obtained from Household's Authorization Center, or a valid Authorization number is not correct, in any material respect, and legibly written or recorded on the Sales Slip; or the Sales Slip is a duplicate of an item previously paid, or the price of the Goods or services shown on the Sales Slip differs from the amount shown on the Cardholder's copy of the Sales Slip;

     (ii) Household reasonably determines that (1) Merchant has breached or failed to satisfy, any material term, condition, covenant, warranty, or other provision of this Agreement, including, without limitation, Sections 4 and 5 above, or of the Operating Instructions, in connection with a Sales Slip, Card Sale or the transaction to which it relates, or an application for a Card or the opening of an Account; or (2) the Sales Slip, application/agreement or Card Sale is fraudulent or is subject to any bona fide claim of illegality, cancellation, rescission, avoidance or offset for any reason whatsoever, including, without limitation, negligence, fraud, misrepresentation, or dishonesty on the part of the customer (except as provided in Section 6b.) or Merchant or its agents, employees, licensees, or franchisees, or that the related transaction is not a bona fide transaction in Merchant's ordinary course of business;

     (iii) the Cardholder, in good faith, disputes or denies the Card Sale or other Card transaction, the execution of the Sales Slip or application/agreement, or the delivery, quality, or performance of the goods, services or warranties purchased, or the Cardholder has not authorized the Card Sale, or alleges in good faith that a credit adjustment was requested and refused or that a credit adjustment was issued by Merchant but not posted to the Account in violation of Merchant's disclosed policy or Applicable Law; or

     (iv) Merchant fails to deliver to Household the Sales Slip, Credit Slip, application or other records of the Card transaction within the times required in this Agreement and such failure to deliver in any way impairs Household's ability to meet its obligations under Applicable Law (including its obligations under the Fair Credit Billing Act) or otherwise to respond to questions, disputes, complaints, lawsuits, counterclaims or claims concerning Accounts or requests from Cardholders, or to enforce any rights Household may have against a Cardholder, including, without limitation, litigation by or against Household, collection efforts and bankruptcy proceedings.

     b. Fraud Chargeback Exception. Notwithstanding anything to the contrary in this Section 6, Household and Merchant agree that where Merchant follows the procedures and provides the information set forth below, an application, Card Sale, Sales Slip or other Card transaction reasonably determined by Household to be the result of customer fraud ("Fraud Chargeback") shall not be subject to Chargeback under this Section 6 if the following conditions have been met by
Merchant: (i) For applications, Merchant shall provide verification of the applicant's identify and current address by (1) witnessing the signature on the application of each person whose name will appear on the Account or who will be responsible for the Account; and (2) obtaining a copy of one of the following: an unexpired in state driver's license containing the applicant's photo (except no photo required on New Jersey driver's license) and current residence as listed on the application, or a current in-state identification card containing the applicant's photo and current residence as listed on the application, or a valid US Government issued military identification, or a valid United States Passport containing the applicant's photo and reviewing such identification to ensure that the applicant substantially resembles the person described thereon; and (3) reviewing an unexpired major credit card (e.g. American Express, VISA, MasterCard, Sears, Discover or major department store or oil company credit card) and comparing the signature on such credit card with the signature on the application and/or Sales Slip; and (4) recording on the application where designated the drivers license number or the card type, account number (where permissible) and expiration date of such credit card identification.

     (ii) If the address on the photo identification does not match the address on the application, Merchant must obtain a photocopy of other identification showing the applicant's current address such as a utility bill, bank statement or car registration.

     (iii) Within fifteen (15) Business Days of receipt of Household's request, or such earlier time as may be required by Household, Merchant shall provide to Household a copy of the identification described in 6b(i) and (ii) above to meet its obligations under Applicable Law or otherwise to respond to questions, disputes, inquiries, investigations, complaints, lawsuits, counterclaims or other claims concerning Accounts or requests from Cardholders or to enforce any rights Household may have against a Cardholder. (iv) For add on sales after the initial Card Sale, Merchant shall compare and verify the signature on the Card with the signature on the Sales Slip and also swipe the Card or take an impression of the Card; provided, however, if a Cardholder does not have his/her Card at the time of the purchase, Merchant will be required to provide verification of the Cardholder's identity by (1) witnessing the signature on the Sales Slip of the person signing the Sales Slip; and (2) obtaining a copy of one of the following: an unexpired in-state driver's license containing the Cardholder's photo (except no photo required on New Jersey driver's license) or a valid U.S. Government issued military identification containing the Cardholder's photo or a valid United States Passport containing the Cardholder's photo and reviewing such identification to ensure that the Cardholder substantially resembles the person described thereon; and (3) reviewing an unexpired major credit card (e.g. American Express, Visa, MasterCard, Sears, Discover or major department store or oil company credit card) and comparing the signature on such credit card with the signature on the Sales Slip; and (4) recording on the Sales Slip the driver's license number or credit card account number (where permissible) and expiration date of such credit card identification. (v) In the event Merchant fails to comply with the foregoing provisions with respect to any application to open an Account, any Card Sale or Sales Slip for which Household reasonably determined the transaction to be the result of customer fraud, Household reserves the right to Chargeback such Account, Card Sale or Sales Slip under the terms set forth herein. (vi) Household shall review the amount of Fraud Chargebacks after each six Months this Agreement is in effect. In the event losses to Household resulting from Fraud Chargebacks ("Fraud Losses") exceed .25% (on an annualized basis) of the average receivables outstanding, Household may adjust the Discount Fees set forth in Section 3 b (iii) above. The increase in the Discount Fees under this subsection shall be one basis point for each basis point increase in Fraud Losses above .25% and shall be in effect for the next six Months. Any subsequent decease in Fraud Losses from, the preceding review  shall  result in a similar one for one decrease in the Discount Fee down to .25% and shall be in effect for the next six Months.  c.  Resolution and
Payment. Merchant is required to resolve any dispute or other of the circumstances described above in (a) of this Section 6 to Household's reasonable satisfaction within fifteen (15) days of notice of Chargeback or Merchant shall pay to Household the full amount of each such Sales Slip or Card Sale subject to Chargeback or the portion thereof designated by Household, as the case may be, plus the finance charges thereon, any attorney fees incurred by Household, and other fees and charges provided for in the Cardholder agreement not otherwise recovered by Household. Upon Chargeback to Merchant of a Sales Slip or Card Sale, Merchant shall bear all liability and risk of loss or right of recovery associated with such Sales Slip or Account, or the applicable portion thereof, without warranty by, or recourse or liability to, Household. Household may deduct amounts owed to Household under this Section from any amounts owed to Merchant under this Agreement. d. The terms and provisions of this Section 6 shall survive the termination of this Agreement.

     Section 7. Tape or Electronic Transmission & Records. Data, records and information shall be transmitted and maintained as described below.

     a. Transmission of Data. In lieu of forwarding paper Sales Slips and Credit Slips to Household, Merchant shall transmit to Household, by electronic transmission or other form of transmission designated by Household all data required by this Agreement to appear on Sales Slips and Credit Slips. All data transmitted shall be in a medium, form and format designated by Household and shall be presorted according to Household's instructions. Any errors in such data or in its transmission shall be the sole responsibility of Merchant. The means of transmission indicated above in this Section shall be the exclusive means utilized by Merchant for the transmission of Sales Slip or Credit Slip transaction data to Household.

     b. Receipt of Transmission. Upon successful receipt of any transmission, Household shall accept such transmission and pay Merchant in accordance with this Agreement, subject to subsequent review and verification by Household and to all other rights of Household and obligations of Merchant as set forth in this Agreement. If data transmission is by tape, Merchant agrees to deliver upon demand by Household a duplicate tape of any prior tape transmission, if such demand is made within forty-five (45) days of the original transmission.

     c. Records. Merchant shall maintain the actual paper Sales Slips, Credit Slips, and other records pertaining to any transaction covered by this Agreement for such time and in such manner as Household or any law or regulation may require, but in no event less than two (2) years after the date Merchant presents each transaction data to Household, and Merchant shall make and retain for at least seven (7) years legible copies of both sides of such actual paper Sales Slips, Credit Slips or other transaction records. Within fifteen (15) days, or such earlier time as may be required by Household, of receipt of Household's request, Merchant shall provide to Household the actual paper Sales Slips, Credit Slips or other transaction records, any other documentary evidence available to Merchant and reasonably requested by Household to meet its obligations under law (including its obligations under the Fair Credit Billing act) or otherwise to respond to questions, complaints, lawsuits, counterclaims or claims concerning Accounts or requests from Cardholders, or to enforce any rights Household may have against a Cardholder, including, without limitation, litigation by or against Household, collection efforts and bankruptcy proceedings, or for any other reason. In the event Merchant fails to comply in any respect with the provisions of this Section, Household may process a Chargeback for each Card Sale involved pursuant to Section 6 above.

     Promptly upon termination of this Agreement or upon the request of Household, Merchant will provide Household with all original and microfilm copies of documents required to be retained under this Agreement.

     Section 8. Payments by Cardholder and Endorsement. Merchant agrees that Household has the sole right to receive payments on any Sales Slip or Card Sale funded by Household. Unless specifically authorized in writing by Household, Merchant agrees not to make any collections on any such Sales Slip or Card Sale. Merchant agrees to hold in trust for Household any payment received by Merchant of all or part of the amount of any such Sales Slip or Card Sale and to deliver promptly the same in kind to Household as soon as received together with the Cardholder's name, Account number, and any correspondence accompanying the payment and deliver same promptly within five (5) days of receipt by Merchant. Merchant agrees that Merchant shall be deemed to have endorsed any Sales Slip, Credit Slip, or Cardholder payments by check, money order, or other instrument made payable to Merchant that a Cardholder presents to Household in Household's favor, and Merchant hereby authorizes Household to supply such necessary endorsements on behalf of Merchant.

     Section 9. Merchant Credit Information. Household may annually review Merchant's financial stability. To assist Household in doing this and upon Household's request, Merchant shall deliver to Household no later than 120 days after the end of each fiscal year, an audited financial statement including, without limitation, all footnotes, and supporting materials with sufficient detail to accurately portray the financial condition of Merchant. Merchant warrants and represents that its credit application and financial statements submitted to Household by or on behalf of Merchant are true and accurate and Merchant agrees to supply such additional credit information as Household may reasonably request from time to time. Any information provided by Merchant pursuant to this Section 9 shall be subject to the confidentiality provisions of
Section 19 below. Merchant understands that Household may verify the information on any financial statement or other information provided by Merchant and, from time to time, may seek credit and other information concerning Merchant from others and may provide financial and other information regarding the portfolio to its Affiliates or to others for purposes of its asset securitizations and sales.

     Section 10. Merchant Business Practices. Merchant agrees to provide adequate services in connection with each Card Sale pursuant to standard customs and trade practices and any applicable manufacturer's warranty service provided by Merchant and to provide such repairs, service and replacements and take such other corrective action as may be required by law or any applicable warranty.

     Section 11. Cardholder Account Information. Merchant shall not sell, purchase, provide, or exchange Account information in the form of imprinted Sales Slips, carbon copies of imprinted Sales Slips, mailing lists, tapes or other media obtained by reason of a Card transaction to any third Party other than to Merchant's agents for the purpose of assisting Merchant in its business with Household or pursuant to a government request.

     Section 12. Change in Ownership. Merchant agrees to send Household written notice of any change in Merchant's name or location, any material change in ownership of Merchant's business or any change in Sales Slip or Credit Slip information concerning Merchant.

     Section 13. Indemnification.

     a. Indemnification by Merchant. Merchant shall be liable to and shall indemnify and hold harmless Household and its Affiliates and their respective officers, employees, agents and directors from any losses, damages, claims or complaints incurred by Household or any Affiliate of Household or their respective officers, employees, agents and directors arising out of: (i) Merchant's failure to comply with this Agreement or any of the Operating Instructions; (ii) any claim, dispute, complaint or setoff made by a Cardholder in good faith with respect to anything done or not done by Merchant in connection with Card Sales or credits; (iii) anything done or not done by Merchant in connection with the furnishing of any goods, warranties or services purchased by Cardholders; (iv) the death or injury to any person or the loss, destruction or damage to any property arising out of the design, manufacture or furnishing by Merchant of any goods, warranties or services purchased by Cardholders; (v) any claim or complaint of a third party or governmental agency made in good faith in connection with Merchant's advertisements and promotions relating to the Card which have not been reviewed or approved by Household; (vi) any illegal or improper conduct of Merchant or its employees or agents in connection with any of the transactions contemplated by this Agreement; and
(vii) any claim or complaint by a consumer or governmental agency made in good faith that Merchant has violated the Equal Credit Opportunity Act, Truth in Lending Act, or any other related Applicable Laws and regulations. Household may deduct any amounts incurred by Household under this Section from any amounts owed Merchant under this Agreement.

     b. Indemnification by Household. Household shall be liable to and shall indemnify and hold harmless Merchant and its subsidiaries or affiliates and their respective officers, employees, agents and directors from any losses, damages, claims or complaints incurred by Merchant or any parent, subsidiary or affiliate of Merchant or their respective officers, employees, agents and directors arising out of (i) Household's failure to comply with this Agreement or any of the Operating Instructions; (ii) any claim, dispute or complaint by a Cardholder made in good faith resulting from anything done or not done by Household in connection with such Cardholder's Account; (iii) any illegal or improper conduct of Household, or its employees or agents with respect to the Card, a Card Sale, an Account or any other matters relating to the Program; (iv) any claim, dispute, complaint or set off by a consumer or governmental agency made in good faith resulting from a violation by Household, with respect to the application/agreement, of the Equal Credit Opportunity Act, Truth in Lending Act or any other related Applicable Laws and regulations; and (v) any claim, dispute or complaint of any third party or governmental agency made in good faith in connection with advertisements and promotions prepared by Household relating to the Card. Notwithstanding the foregoing, the indemnification by Household shall not apply to any claim or complaint relating to the failure of Merchant to resolve a billing inquiry or dispute with a Cardholder made in good faith relating to Goods or services purchased on the Card where such failure was not caused by Household.

     c. Notice of Claim & Survival. In the event that Household or Merchant shall receive any claim or demand or be subject to any suit or proceeding of which a claim may be made against the other under this Section, the indemnified party shall give prompt written notice thereof to the indemnifying party and the indemnifying party will be entitled to participate in the settlement or defense thereof with counsel satisfactory to indemnified party at the indemnifying party's expense. In any case, the indemnifying party and the indemnified party shall cooperate

(at no cost to the indemnified party) in the settlement or defense of any such claim, demand, suit, or proceeding. The terms of this
Section 13 shall survive the termination of this Agreement.

     Section 14. Nonwaiver. Merchant's liability under this Agreement, including, without limitation, its liability under Section 6 above, shall not be affected by any settlement, extension, forbearance, or variation in terms that Household may grant in connection with any Sales Slip or Account or by the discharge or release of the obligations of the Cardholder(s) or any other person by operation of law or otherwise. Merchant hereby waives any failure or delay on Household's part in asserting or enforcing any right that Household may have at any time under this Agreement or under any Account.

     Section 15. Term and Termination.

     a. Term. This Agreement shall be effective as of the Effective Date when executed by authorized officers of each of the parties and shall remain in effect for five (5) years ("Initial Term") and shall thereafter be renewed for successive one year terms (the "Renewal Term(s)") unless and until terminated as provided herein. The termination of this Agreement shall not affect the rights and obligations of the parties with respect to transactions and occurrences which take place prior to the effective date of termination, except as otherwise provided herein.

     b. Termination. This Agreement may be terminated:

     (i) By Household or Merchant at the end of the Initial Term or the end of any Renewal Term upon not less than one hundred eighty (180) days prior written notice to the other prior to the end of the Initial Term or the Renewal Term; or

     (ii) by Merchant  upon ninety (90) days prior  written  notice  pursuant to
Section 3 herein, if Household discontinues all the Credit Promotions; or

     (iii) by Household or Merchant upon written notice to the other in the event the other party shall elect to wind up or dissolve its operation or is wound up and dissolved; becomes insolvent or repeatedly fails to pay its debts as they become due; makes an assignment for the benefit of creditors; files a voluntary petition in bankruptcy, or for reorganization or is adjudicated as bankrupt or insolvent; or has a liquidator or trustee appointed over its affairs; or

     (iv) by Household or Merchant upon ninety (90) days written notice to the other (a) if there occurs any material change in ownership of Household or Merchant or if a material adverse change occurs in either parties' financial condition as determined by the other party in such party's reasonable business judgment and such party is not provided with reasonable assurances that the other party's financial condition will improve substantially in the near term; or (b) if either party suspends or goes out of business or substantially reduces its business operations or sends a notice of a proposed bulk sale of all or part of its business; or (c) in the event either party materially breaches its obligations or any warranty or representation under this Agreement or in any Operating Instructions and fails to correct such default within thirty (30) days after written notice thereof from the other party; or (d) if either party has reasonable cause to believe that the other party will not be able to perform its obligations under this Agreement; or (iv) by Household upon written notice (a) if Household has reasonable cause to believe that Merchant, its agents or employees have engaged in any fraudulent activity in connection with any of the transactions contemplated by this Agreement; or (b) if Household receives a disproportionate number of Cardholder inquiries, disputes, or complaints. For purposes of this subsection b (iv) (b) a "disproportionate number" shall exist when and if the average number of Cardholder inquiries, disputes and complaints received by Household each month over any six (6) month period equals or exceeds 15% of the total number of active debit and credit balance Accounts (Household to notify Merchant after 3 months); or (c) if in Household's reasonable legal judgment, any Applicable Law requires that this Agreement or either party's rights or obligations hereunder be amended, modified, waived or suspended in any material respect, including, without limitation, the amount of finance charges or fees that may be charged or collected or the consumer rate that may be charged on purchases with the Card.

     c. Duties and Rights Upon Termination. Upon termination of this Agreement, Merchant will promptly submit to Household all Card Sales, Sales Slips, Credit Slips and other transaction documents or data made through the date of termination. Household is not liable to Merchant for any direct or consequential damages that Merchant may suffer as a result of Household's termination of this Agreement. In the event this Agreement is terminated for any reason or notice of termination is given by either party, Household may take such other reasonable actions including but not limited to establishing and maintaining a reserve from payments otherwise payable to Merchant to protect Household's rights under this Agreement and to cover Chargebacks, fraud, customer disputes, warranties and other amounts owing to Household (the "Reserve"). The amount of the Reserve shall be equal to 110% of the amount of Chargebacks to the Merchant during the most recent 12 month period and shall commence on the date of receipt of notice of termination. The Reserve shall be maintained by Household for two (2) years from the date of termination. Any unused portion of the Reserve shall be returned to Merchant its successors or assigns at that end of two year period with interest. The provisions of this subsection shall survive the termination of this Agreement.

     d. Purchase Requirement. Upon termination of this Agreement, Merchant shall purchase or arrange to purchase by a third party, the Accounts, without recourse to Household and without representations or warranty, express or implied. The purchase price shall be 100% of the full amount of all the outstanding Account balances, plus accrued interest from the last billing cycle through the date of sale less any unamortized Discount Fee on Credit Promotions. The purchase to occur not later than ninety (90) days after the effective date of termination of the Agreement and to be under such terms and conditions as are reasonably acceptable to Merchant and Household. In any event beginning on the effective date of termination of this Agreement, Merchant shall pay Household on a monthly basis, within ten (10) days cf Household's request, a liquidation fee in the amount of $3.75 per active Account per month, (i) until such time as the purchase is complete and Household is paid the purchase price in full, or (ii) if no purchase occurs, until such time as the outstanding Account balances/receivables are liquidated and paid in full.

     Section 16. Status of the Parties. In performing their responsibilities pursuant to this Agreement, Household and Merchant are in the position of independent contractors, and in no circumstances shall either party be deemed to be the agent or employee of the other. This Agreement is not intended to create, nor does it create and shall not be construed to create, a relationship of principal and agent, partner or joint venturer or an association for profit between Household or Merchant. Any amounts ever owing by Merchant pursuant to this Agreement represent contractual obligations only and are not a loan or debt.

     Section 17. Force Majeure. Neither party to this Agreement shall be liable to the other by reason of any failure in performance of this Agreement in accordance with its terms if such failure arises out of a cause beyond the control and without the fault or negligence of such party. Such causes may include but are not limited to acts of God, of the public enemy or of civil or military authority, unavailability of energy resources, system or communication failure, delay in transportation, fires, strikes, riots or war. In the event of any force majeure occurrence, the disabled party shall use its best efforts to meet its obligations as set forth in this Agreement.

     Section 18. Limited License. Merchant hereby authorizes Household for purposes of this Agreement to use Merchant's name, logo, registered trademarks and service marks (if any) and any other proprietary designations ("Proprietary Materials") on the Cards, applications, periodic statements, billing statements, collection letters or documents, promotional or advertising materials and otherwise in connection with the Program, subject to Merchant's periodic reasonable review of such use and to such reasonable specifications of Merchant. Merchant represents and warrants that it has obtained appropriate federal and/or state trademark registrations to protect its interest in the use and ownership of the Proprietary Materials. Merchant shall, indemnify, defend and hold Household harmless from any loss, damage, expense or liability arising from any claims of alleged infringement of the Proprietary Materials (including reasonable attorneys' fees and costs). Merchant may not use any name or service mark of Household or any of its Affiliates in any manner without the prior written consent of Household.

     Section 19. Confidentiality. Merchant will keep confidential and not disclose to any person or entity (except to employees, officers, partners or directors of Merchant who are engaged in the implementation and execution of the Program) all information, software, systems and data, that Merchant receives from Household or from any other source, relating to the Program and matters which are subject to the terms of this Agreement, including, but not limited to, Cardholder names and addresses or other Account information, and shall use, or cause to be used, such information solely for the purposes of the performance of Merchant's obligations under the terms of this Agreement. Household will keep confidential and not disclose to any person or entity (except employees, officers, agents or directors of Household, its subsidiaries or affiliates who are engaged in the implementation and execution of the Program) any information that Household receives from Merchant which is designated confidential by Merchant. All financial statements, business plans, sales results and similar information provided to Household by Merchant are hereby deemed to be confidential. In the event Household sells or assigns the Accounts or any portion of the Accounts under the Program or Merchant purchases or arranges the purchase of the Accounts by a third party pursuant to Section 15.d. above, Household or Merchant may disclose any information under this provision reasonably necessary or required to effectuate such sale, assignment or purchase. The provisions of this Section 19 shall survive the termination of this Agreement.

     Section 20. Additional Products & Services. Household and/or any of its Affiliates may at any time, whether during or after the term of this Agreement and whether the Accounts are owned by Household, solicit Cardholders for any other credit cards or other types of accounts or financial or insurance services or products offered by Household and/or any of its Affiliates. Household shall not directly solicit Cardholders for any products sold by Merchant or sell the cardholder list to another consumer electronics or appliances retailer.

     Section 21. Notices. All notices required or permitted by this Agreement shall be in writing and shall be sent to the respective parties as follows: if to Household, to the Attention of President, (with a copy to the Attention of General Counsel, HRS USA Law Department, 2700 Sanders Road, Prospect Heights, Illinois 60070); if to Merchant, to the Attention of Chief Financial Officer at their respective addresses set forth on page one of this Agreement or such other addresses as each party may designate to the other by notice hereunder. Said notices shall be deemed to be received when sent to the above addresses (i) upon three (3) Business Days after deposit in the U.S. first class mail with postage prepaid, (ii) upon personal delivery, or (iii) upon receipt by telex, facsimile, or overnight express courier service or mail.

     Section 22. Amendments and Supplementary Documents. Household may amend this Agreement upon ten (10) days' prior written notice to Merchant if such modification is reasonably determined by Household to be required by any state or federal law, rule, regulation, governmental or judicial order, opinion, interpretation or decision; provided, however, Merchant may terminate this Agreement upon ninety (90) days prior written notice to Household if such modification or amendment results in a material adverse change in the financial expectations of Merchant under this Agreement; provided further, however, Merchant waives the right to terminate this Agreement under this Section 22 if such notice is not provided to Household within sixty (60) days after receiving notice from Household of a modification or amendment. Reference herein to "this Agreement" shall include any schedules, appendices, exhibits, and amendments hereto. Any amendment or modification to this Agreement must be in writing and signed by a duly authorized officer of Household and Merchant to be effective and binding upon the parties; no oral amendments or modifications shall be binding upon the parties.

     Section 23. Assignment. This Agreement is binding upon the parties and their successors and to Household assigns. Notwithstanding, Merchant may not assign this Agreement without the prior written consent of Household; any purported assignment without such consent shall be void. Household may without Merchant's consent assign this Agreement or any of the rights or obligations hereunder only to any Affiliate of Household at any time. In the event of such assignment, the assignee shall have the same rights and remedies as Household under this Agreement.

     Section 24. Nonwaiver and Extensions. Neither party shall by any act, delay, omission, or otherwise be deemed to have waived any rights or remedies hereunder. Either party's failure to enforce any of its rights under this Agreement shall not affect any other right of such party or the same right in any other instance.

     Section 25. Rights of Persons Not a Party. This Agreement shall not create any rights on the part of any person or entity not a party hereto, whether as a third party beneficiary or otherwise.

     Section 26. Section Headings. The headings of the sections of this Agreement are for reference only, are not a substantive part of this Agreement and are not to be used to affect the validity, construction or interpretation of this Agreement or any of its provisions.

     Section 27. Integrations. This Agreement contains the entire agreement between the parties. There are merged herein all prior oral or written agreements, amendments, representations, promises and conditions in connection with the subject matter hereof. Any representations, warranties, promises or conditions not expressly incorporated herein shall not be binding on the parties.

     Section 28. Governing Law/Severability. This Agreement shall be governed by and construed in accordance with the laws of the State of Illinois. If any provision of this Agreement is contrary to Applicable Law, such provision shall be deemed ineffective without invalidating the remaining provisions hereof.

                     (THIS SPACE LEFT BLANK INTENTIONALLY.)

     Section 29. JURISDICTION. ANY SUIT, COUNTERCLAIM, ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT MUST BE BROUGHT BY MERCHANT IN THE COURTS OF THE STATE OF ILLINOIS OR IN THE UNITED STATES DISTRICT COURT FOR THE NORTHERN DISTRICT OF ILLINOIS; AND THE MERCHANT HEREBY IRREVOCABLY SUBMITS TO THE EXCLUSIVE JURISDICTION OF SUCH COURTS AND ANY APPELLATE COURTS THEREOF FOR THE PURPOSE OF ANY SUCH SUIT, COUNTERCLAIM, ACTION, PROCEEDING OR JUDGMENT (IT BEING UNDERSTOOD THAT SUCH CONSENT TO THE EXCLUSIVE JURISDICTION OF SUCH COURTS WAIVES ANY RIGHT TO SUBMIT ANY DISPUTES HEREUNDER TO ANY COURTS OTHER THAN THOSE ABOVE).

     Section 30. WAIVER OF JURY TRIAL. HOUSEHOLD AND MERCHANT HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVE ANY RIGHT TO A TRIAL BY JURY IN ANY ACTION, SUIT, PROCEEDING OR COUNTERCLAIM CONCERNING ANY RIGHTS UNDER THIS AGREEMENT, ANY RELATED DOCUMENT OR UNDER ANY OTHER DOCUMENT OR AGREEMENT DELIVERED OR WHICH MAY IN THE FUTURE BE DELIVERED IN CONNECTION HEREWITH OR THEREWITH, OR ARISING FROM ANY RELATIONSHIP EXISTING IN CONNECTION WITH THIS AGREEMENT, AND AGREE THAT ANY SUCH ACTION, SUIT, PROCEEDING OR COUNTERCLAIM SHALL BE TRIED BEFORE A COURT AND NOT BEFORE A JURY; THIS PROVISION IS A MATERIAL INDUCEMENT FOR HOUSEHOLD AND MERCHANT ENTERING INTO THIS AGREEMENT.

     IN  WITNESS  WHEREOF,   Household  and  Merchant  have  caused  their  duly
authorized representatives to execute this Merchant Agreement as of the date set forth above.

BANK:                                                MERCHANT:

HOUSEHOLD BANK (SB), N.A.                   TOPS APPLIANCE CITY, INC.

By:________________________________         By:/s/Thomas L. Zambelli
                                               ________________________________

Print Name:_________________________        Print Name:  Thomas L. Zambelli

Title:______________________________        Title:  EVP-CFO


                                            ATTESTED OR WITNESSED

                                             By: /s/ Wayme F. Sloneker

                                             Print Name:Wayme F. Sloneker

                                           Title: Corporate Customer Finane Mgr.
                                         Merchant's Federal Tax ID #: 22-3174554