Form 10-Q
period 1999-03-30
TOPS APPLIANCE CITY INC
filed 1999-05-14
CIK 888470

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q




     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended March 30, 1999 --------------

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

                                ( X ) Yes ( ) No

Number of shares outstanding of each of the issuer's classes of common stock, as of March 30, 1999.


                                15,305,537 Shares

                            TOPS APPLIANCE CITY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                      March 30, 1999       December 29, 1998
                ASSETS

Current Assets:
                Cash and cash equivalents                                   $3,415                 $2,672
                Accounts receivable, net                                     2,133                  1,849
                Merchandise inventory                                       51,152                 62,060
                Prepaid expenses and other current assets                    2,325                  3,128
                                                                       ------------           ------------

                                            Total current assets            59,025                 69,709

Property, equipment & leasehold improvements, net                           29,346                 29,883
Deferred taxes                                                               2,958                  2,958
Other assets                                                                 4,000                  3,663
                                                                       ------------           ------------

                                            Total assets                   $95,329               $106,213
                                                                       ============           ============

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
                Short-term borrowings                                      $29,183                $30,718
                Accounts payable                                             9,444                 12,309
                Current portion of capital lease                               124                    124
                Accrued liabilities and taxes payable                        2,285                  3,994
                Customer deposits                                            3,739                  3,236
                Deferred taxes                                               2,958                  2,958
                                                                       ------------           ------------

                                           Total current liabilities        47,733                 53,339


Long-term debt                                                              20,403                 20,403
Capital lease, net of current portion                                       15,949                 15,979
Deferred rent                                                                2,322                  2,188
Other liabilities                                                              775                    722

Shareholders' equity                                                         8,147                 13,582
                                                                       ------------           ------------

                          Total Liabilities and Shareholders' Equity       $95,329               $106,213
                                                                       ============           ============


See accompanying notes.





                            TOPS APPLIANCE CITY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              THREE MONTHS ENDED MARCH 30, 1999 AND MARCH 31, 1998
                  (Dollars in thousands except per share data)
                                   (Unaudited)



                                                           1st Quarter               1st Quarter
                                                              1999                       1998
                                                          --------------             -------------


    Net sales and service revenues                              $61,681                   $61,373
    Cost of sales                                                49,256                    47,770
                                                          --------------             -------------

    Gross profit                                                 12,425                    13,603


    Selling, general and administrative expenses                 16,118                    14,626
                                                          --------------             -------------

    Loss from operations                                        (3,693)                   (1,023)


    Interest expense                                            (1,649)                   (1,517)
    Equity in loss of joint venture                                (75)                         0
                                                          --------------             -------------

    Loss before benefit for income taxes
       and extradordinary item                                  (5,417)                   (2,540)

    Benefit for income taxes                                          0                         0
                                                          --------------             -------------

    Loss before extraordinary item                              (5,417)                   (2,540)

    Extraordinary item - gain on debt extinguishment                  0                       859
                                                          --------------             -------------

    Net loss                                                   ($5,417)                  ($1,681)
                                                          ==============             =============

    Net loss per common share before
      extraordinary item                                        ($0.38)                   ($0.35)

    Income per common share applicable to
     extraordinary item                                            0.00                      0.12
                                                          --------------             -------------

    Basic and diluted net loss per common share                 ($0.38)                   ($0.23)
                                                          ==============             =============


    Common shares outstanding                                14,256,460                 7,287,666
                                                          ==============             =============




See accompanying notes.


                            TOPS APPLIANCE CITY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              THREE MONTHS ENDED MARCH 30, 1999 AND MARCH 31, 1998
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                  For the Three Months Ended
                                                                             March 30, 1999       March 31, 1998
                                                                             --------------       --------------

Cash flow from operating activities:
Net loss                                                                        ($5,417)              ($1,681)
Adjustments to reconcile net loss
   to net cash provided by operating activities:

         Depreciation and amortization                                             1,036                 1,177
         Deferred rent                                                               134                  (19)
         Extraordinary gain on debt extinguishment                                     0                 (859)
         Accounts receivable, net                                                  (284)                    29
         Inventory                                                                10,908                 1,818
         Prepaid expenses and other current assets                                   803                 (664)
         Accounts payable                                                          (552)                 1,837
         Sales tax payable                                                         (752)                 (569)
         Accrued liabilities and income taxes payable                              (957)                 (712)
         Customer deposits                                                           503                    13
         Other assets                                                              (414)                  (43)
         Other liabilities                                                            35                    36
                                                                             -----------            ----------

Net cash provided by operating activities                                          5,043                   363

Cash flows from investing activities:
         Capital expenditures, net of disposals                                    (422)                 (195)
                                                                              -----------            ----------

Net cash used in investing activities                                              (422)                 (195)

Cash flows from financing activities:

         Short-term borrowings                                                   (1,535)                   953
         Cash overdrafts                                                         (2,313)                   801
         Notes payable                                                              (30)               (1,141)
                                                                              -----------            ----------

Net cash provided by (used in) financing activities                              (3,878)                   613

                                                                              -----------            ----------
Increase in cash and cash equivalents                                                743                   781

Cash and cash equivalents, beginning of period                                     2,672                 2,368
                                                                              -----------            ----------

Cash and cash equivalents, end of period                                          $3,415                $3,149
                                                                              ===========            ==========



See accompanying notes.




                            TOPS APPLIANCE CITY, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE  1.

     The accompanying condensed consolidated financial statements (unaudited) should be read in conjunction with the consolidated financial statements and disclosures included in the Company's 1998 Annual Report on Form 10-K.

     The condensed consolidated financial statements (unaudited) include all adjustments (consisting of normal recurring items) which management considers necessary to present fairly the financial position and results of operations of the Company for the three months ended March 30, 1999 and March 31, 1998.

     Included in accounts payable is a cash overdraft balance of $2,282,000 and $4,595,000 at March 30, 1999 and December 29, 1998, respectively.

     The results for the interim periods presented may not be indicative of results for the full year.


     Certain prior year amounts have been reclassified to conform to current year presentation.

     During the first quarter of 1999, the Company issued 1,573,616 additional shares of common stock to Bay Harbour Management, L.C. These shares were issued in connection with the 1998 sale of common stock to Bay Harbour, as provided for in the agreement.

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

  Results of Operations

        The following table sets forth certain items in the Company's Condensed Consolidated Statements of Operations expressed as a percentage of net sales and service revenues:



                                                          Percentage of Net Sales and Service Revenue

                                                                         Three Months Ended

                                                             March 30, 1999           March 31, 1998
                                                          ------------------         ----------------


   Net sales and service revenues                                  100.0 %                  100.0 %
   Cost of sales                                                    79.9                     77.8
                                                          ---------------            -------------

   Gross profit                                                     20.1                     22.2

   Selling, general and administrative expenses                     26.1                     23.8
                                                          ---------------            -------------

   Loss from operations                                            (6.0)                    (1.6)

   Interest expense                                                (2.7)                    (2.5)
   Equity in Loss of Joint Venture                                 (0.1)                      0.0
                                                          ---------------            -------------

   Loss before benefit for income taxes and                        (8.8)                    (4.1)
     extraordinary item

   Benefit for income taxes                                          0.0                      0.0
                                                          ---------------            -------------

   Loss before extraordinary item                                  (8.8)                    (4.1)

   Extraordinary item - gain on debt extinguishment                  0.0                      1.4
                                                          ---------------            -------------

   Net Loss                                                        (8.8) %                  (2.7) %
                                                          ===============            =============


     Three Months Ended March 30, 1999 Compared to the Three Months Ended March 31, 1998.

     Net sales and service revenues for the three months ended March 30, 1999 increased 0.5% to $61,681,000 (9 stores) from $61,373,000 (7 stores) for the three months ended March 31, 1998. This increase is attributable to improved performance by the commercial division. Total comparable sales were 7.7% lower than last year. Sales from the commercial division increased 6.3% or $417,000.

     Gross revenues from the sale of product protection plans for the three months ended March 30, 1999 decreased 5.3% to $2,766,000 from $2,920,000 for the three months ended March 31, 1998. This decrease is attributable to the reduction in comparable sales, further affected by a decline in the sale of product protection plans as a percentage of retail merchandise sales. Incremental costs related to these sales totaled $1,229,000 and $1,325,000 respectively, for the comparable periods.

     Gross profit as a percentage of net sales and service revenues for the three months ended March 30, 1999 decreased to 20.1% from 22.2% last year. The decrease is due to lower product margins and reduced sales of product protection plans. Gross margins in the commercial sales division decreased to 6.6% from 8.3% for the comparable period last year. Gross margins in the commercial sales division tend to be lower than gross margins on retail sales.

     Selling, general and administrative expenses for the three months ended March 30, 1999 increased $1.5 million, or 10.2% to $16,118,000 from $14,626,000 for the three months ended March 31, 1998. This unfavorable change is the result of the increased level of operating expenses associated with the two new stores in Manhattan ($1.9 million), as well as increased costs attributable to the new Tops private-label credit card ($0.5 million), which replaced the previous GECC Tops Card. The effects of these two factors were partially offset by a continued focus on cost containment, which resulted in a decrease of all other operating expenses in the amount of $900,000.

     The Company's net loss from operations increased to $3,693,000 for the three months ended March 30, 1999 compared to a net loss of $1,023,000 for the three months ended March 31, 1998.

     Interest expense increased 8.7% to $1,649,000 from $1,517,000 for the comparable period last year as a result of increased borrowing on the revolving credit facility and interest on the Queens capitalized lease, partially offset by lower interest cost on the 6 1/2% Convertible Subordinated Debentures.

     The Company did not record a tax benefit in the first quarter of 1999 or 1998.

     The Company's net loss before extraordinary items for the three months ended March 30, 1999 was $5,417,000 ($0.38 per share) compared to a net loss of $2,540,000 ($0.35 per share) for the three months ended March 31, 1998.

     During the first quarter of 1998, the Company repurchased $2,000,000 face value of 6 1/2% Original Subordinated Debentures, resulting in a net extraordinary gain of $859,000. No such transactions took place during the first quarter of 1999.

     The  Company's  net  loss  after  the  extraordinary   gain  on  the  early
extinguishment of debt was $5,417,000 ($0.38 per share) compared to a net loss of $1,681,000 ($0.23 per share) for 1998.

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


Liquidity and Capital Resources

     In the past, the Company has relied primarily upon net cash from operations, a revolving credit facility with institutional lenders and inventory floor plan financing to fund its operations and growth. At March 30, 1999,the Company had working capital of $11,292,000, which represented a decrease of $5,078,000 from December 29, 1998. During the three months ended March 30, 1999, the Company incurred net capital expenditures of $422,000, decreased inventories by $10,908,000, decreased short term borrowing by $1,535,000 and decreased payables by $2,865,000.

     The Company maintains a $40,000,000 secured credit facility, which bears interest at the bank's base rate plus 1% or, for a portion of the loan, LIBOR plus 3%. This facility was recently extended for two years, and now expires in October 2001. All of the Company's unencumbered assets are pledged as collateral for the new facility. As of March 30, 1999 $29,183,000 was outstanding and $2,643,000 was available for borrowings under this credit facility.

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

     The Company believes that its borrowings under available credit facilities, short term trade credit from vendors and inventory floor plan arrangements combined with the impact on operating results of the cost reductions already implemented, the improved performance of recently opened stores and a normal room air conditioning selling season will be sufficient to fund the Company's operations and its anticipated capital expenditures, excluding new stores, of approximately $1 million. No assurance can be given that such achievements will produce the desired result.

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

     The Company has committed significant resources in connection with resolving its year 2000 issues. The Company expects that the principal costs will be those associated with the replacement and testing of its computer applications, all of which are expected to be replaced over the next year. The Company estimates that the total external costs associated with implementing year 2000 readiness will be approximately $3.0 million, consisting of system replacement costs of $1.0 million, equipment replacement of $1.0 million and consulting costs of $1.0 million. During the first quarter of 1999, the Company incurred $400,000 of consulting and equipment-related expenditures associated with year 2000 readiness. The Company will finance $2.2 million of the cost of its year 2000 remediation through a new credit facility with the balance funded by income generated from operations.

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

Dated:


                                               TOPS APPLIANCE CITY, INC.



                                            BY: __________________________
                                                Thomas L. Zambelli
                                                Chief Accounting Officer