Form 10-Q
period 1999-06-29
TOPS APPLIANCE CITY INC
filed 1999-08-12
CIK 888470

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q




     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended June 29, 1999 -------------

     ( ) Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from ___________ to _____________

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

                                ( X ) Yes ( ) No

Number of shares outstanding of each of the issuer's classes of common stock, as of June 29, 1999.


                                15,334,102 Shares

                            TOPS APPLIANCE CITY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                            6/29/99     12/29/98
                                                            -------     --------
         ASSETS

Current Assets:
         Cash and cash equivalents .....................    $  6,052    $  2,672
         Accounts receivable, net ......................       3,703       1,849
         Merchandise inventory .........................      48,222      62,060
         Prepaid expenses and other current assets .....       1,623       3,128
                                                            --------    --------

                  Total Current Assets .................      59,600      69,709

Property, equipment & leasehold improvements, net ......      28,862      29,883
Deferred taxes .........................................       2,958       2,958
Other assets ...........................................       4,652       3,663
                                                            --------    --------

                  Total Assets .........................    $ 96,072    $106,213
                                                            ========    ========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

         Short-term borrowings .........................    $ 25,041    $ 30,718
         Accounts payable ..............................      12,793      12,309
         Current portion of capital lease ..............         124         124
         Accrued liabilities and taxes payable .........       3,786       3,994
         Customer deposits .............................       3,726       3,236
         Deferred taxes ................................       2,958       2,958
                                                            --------    --------

                  Total Current Liabilities ............      48,428      53,339


Long-term debt .........................................      20,368      20,403
Capital lease, net of current portion ..................      15,919      15,979
Deferred rent ..........................................       2,291       2,188
Other liabilities ......................................         801         722
Shareholders' equity ...................................       8,265      13,582
                                                             -------     -------

                  Total Liabilities and
                  Shareholders' Equity .................    $ 96,072    $106,213
                                                            ========    ========



See accompanying notes.



                            TOPS APPLIANCE CITY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           THREE AND SIX MONTHS ENDED JUNE 29, 1999 AND JUNE 30, 1998
                    (Dollars in thousands except share data)
                                   (Unaudited)

                                                        2nd              2nd            Six             Six
                                                      Quarter          Quarter      Months Ended    Months Ended
                                                        1999             1998          6/29/99         6/30/98
                                                      -------          -------      ------------    ------------


Net sales and service revenues ................   $     73,461    $     74,465    $    135,142    $    135,840

Cost of sales .................................         55,413          57,890         104,669         105,660
                                                      --------         -------      ------------    -----------

Gross profit ..................................         18,048          16,575          30,473          30,180

Selling, general and administrative expenses ..         16,295          14,790          32,413          29,416
                                                      --------         -------      ------------    -----------

Income (loss) from operations .................          1,753           1,785          (1,940)            764

Equity in loss of joint venture ...............           (129)           --              (204)           --

Interest expense ..............................         (1,548)         (1,535)         (3,197)         (3,052)
                                                      --------         -------      ------------    -----------

Income (loss) before benefit for income taxes
  and extraordinary item ......................             76             250          (5,341)         (2,288)

Benefit for income taxes ......................           --              --              --              --
                                                      --------         -------      ------------    -----------

Income (loss) before extraordinary item .......             76             250          (5,341)         (2,288)

Extraordinary item-gain on debt extinguishment            --               113            --               971

Net income (loss) .............................   $         76    $        363    $     (5,341)   $     (1,317)
                                                      ========         =======      ============    ===========

Net income (loss) per common share (basic)
   before extraordinary item ..................   $       0.00    $       0.03    $      (0.36)   $      (0.31)

Income per common share (basic) attributable to
   extraordinary item .........................           0.00            0.02            0.00            0.13
                                                      --------         -------      ------------    -----------

Net income (loss) per common share (basic) ....   $       0.00    $       0.05    $      (0.36)   $      (0.18)
                                                      ========         =======      ============    ===========

Common shares outstanding .....................     15,331,247       7,352,550      14,793,854       7,320,108
                                                      ========         =======      ============    ===========


See accompanying notes.


                            TOPS APPLIANCE CITY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                SIX MONTHS ENDED JUNE 29, 1999 AND JUNE 30, 1998
                             (Amounts in thousands)
                                   (Unaudited)


                                                                For the six months ended
                                                             June 29, 1999  June 30, 1998
                                                             -------------  -------------

         Cash flows from operating activities:
         Net (loss) ........................................   $ (5,341)   $ (1,317)

         Adjustments  to  reconcile  net loss
         to net cash  provided by (used in)
         operating activities:

                  Depreciation and amortization ............      2,082       2,313
                  Deferred rent ............................        103         (44)
                  Extraordinary gain on debt extinguishment        --          (971)
                  Accounts receivable ......................     (1,854)       (369)
                  Inventory ................................     13,838      (3,435)
                  Prepaid expenses and other current assets       1,505      (1,022)
                  Accounts payable .........................        908       6,364
                  Accrued liabilities and income taxes pa ..       (208)       (416)
                  Customer deposits ........................        490          18
                  Other assets .............................     (1,142)     (1,163)
                  Other liabilities ........................         93          (7)
                                                               --------    --------

         Net cash provided by (used in) operating activities     10,474         (49)

Cash flows from investing activities:

                  Capital expenditures, net ................       (908)       (478)
                                                               --------    --------
         Net cash (used in) investing activities ...........       (908)       (478)

Cash flows from financing activities:

                  Short-term borrowings ....................     (5,677)      2,732
                  Cash overdrafts ..........................       (424)      2,333
                  Notes Payable ............................        (95)     (1,279)
                  Proceeds from Exercise of Stock Options ..       --            16
                  Proceeds from Employee Stock Purchase Plan         10           7
                                                               --------    --------
         Net cash provided by (used in) financing activities     (6,186)      3,809
                                                               --------    --------

         Increase in cash and cash equivalents .............      3,380       3,282

Cash and cash equivalents, beginning of period .............      2,672       2,368
                                                               --------    --------

Cash and cash equivalents, end of period ...................   $  6,052    $  5,650
                                                               ========    ========

         Non-Cash Transactions:

         Debenture Exchange ..........................         $    35     $  1,500


                            TOPS APPLIANCE CITY, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE  1.

The accompanying  condensed consolidated financial statements (unaudited) should
be  read  in  conjunction  with  the  consolidated   financial   statements  and
disclosures included in the Company's 1998 Annual Report on Form 10-K.

The condensed consolidated financial statements (unaudited) include all adjustments (consisting of normal recurring items) which management considers necessary to present fairly the financial position and results of operations of the Company for the three and six months ended June 29, 1999 and June 30, 1998.

Included in accounts payable is a cash overdraft balance of $4,171,000 and $4,595,000 at June 29, 1999 and December 29, 1998, respectively.

The results for the interim periods presented may not be indicative of results for the full year.

Certain prior year amounts have been reclassified to conform to current year presentation.

During the second quarter of 1999, Bear Stearns converted $35,000 face value of 6 1/2% Convertible Subordinated Debentures due 2003, at a conversion price of $1.75, to 20,000 shares of Tops Appliance City, Inc. common stock.

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

  Results of Operations

        The following table sets forth certain items in the Company's Condensed Consolidated Statements of Operations expressed as a percentage of net sales and service revenues:


                                                    Percentage of Net Sales and Service Revenues

                                                 Three Months Ended              Six Months Ended
                                              6/29/99          6/30/98        6/29/99      6/30/98
                                              ------------------------        --------------------


  Net sales and service revenues              100.0%           100.0%          100.0%       100.0%

  Cost of sales                                75.4             77.7            77.4         77.8
                                              ------           ------          ------       ------

  Gross profit                                 24.6             22.3            22.6         22.2

  Selling, general and administrative
    expenses                                   22.2             19.9            24.0         21.6
                                              ------           ------          ------       ------

  Income (loss) from operations                 2.4              2.4            (1.4)         0.6

  Equity in loss of joint venture              (0.2)             0.0            (0.2)         0.0

  Interest expense                             (2.1)            (2.1)           (2.4)        (2.3)
                                              ------           ------          ------       ------

  Income (loss) before benefit for
     Income taxes and extraordinary item        0.1              0.3            (4.0)        (1.7)

  Benefit for income taxes                      0.0              0.0             0.0          0.0
                                              ------           ------          ------       ------

  Income (loss) before extraordinary item       0.1              0.3            (4.0)        (1.7)

  Extraordinary item - gain on debt
    extinguishment                              0.0              0.2             0.0          0.7
                                              ------           ------          ------       ------

  Net income (loss)                             0.1%             0.5%           (4.0)%       (1.0) %
                                              ======           ======          ======       ======


Three  Months  Ended June 29, 1999  Compared to the Three  Months Ended June 30,
1998.

     Net sales and service revenues for the three months ended June 29, 1999 decreased 1.3% to $73,461,000 from $74,465,000 for the three months ended June 30, 1998. This decrease is attributable to a 7.5% decline in comparable sales partially offset by revenues generated from the 3 most recently opened stores in Manhattan and Brooklyn. Excluding personal computers, which are being phased back, comparable sales decreased 6.0%. Sales from the commercial division decreased by 8.1% or $749,000.

     Gross revenues from the sale of product protection plans for the three months ended June 29, 1999 decreased 0.4% to $3,356,000 from $3,371,000 for the three months ended June 30, 1998. This decrease is reflective of the reduction in merchandise sales. Incremental costs related to these sales totaled $1,399,000 and $1,453,000, respectively, for the comparable periods.

     Gross profit as a percentage of net sales and service revenues for the three months ended June 29, 1999 increased to 24.6% from 22.3% last year. This increase is primarily due to improved sales of higher-margin air conditioners, reduced coupon promotions and the de-emphasis of personal computers. Gross margins in the commercial sales division increased to 7.1% from 6.9% for the comparable periods. Gross margins in the commercial division tend to be lower than gross margins on retail sales.

     Selling, general and administrative expenses for the three months ended June 29, 1999 increased 10.2% to $16,295,000 from $14,790,000 in the three months ended June 30, 1998. This unfavorable change is the result of the increased level of operating expenses associated with the three new stores in New York ($2.1 million) as well as increased costs attributable to the new Tops private label credit card ($0.5 million) which replaced the previous Tops card. Additionally, the 1999 results include $200,000 of pre-opening expenses related to the June, 1999 opening of the Brooklyn store. The effects of these three factors were partially offset by a continued focus on cost containment, which resulted in a decrease of all other operating expenses in the amount of $1.3 million.

     The Company's income from operations decreased 1.8% to $1,753,000 for the three months ended June 29, 1999 compared to $1,785,000 for the three months ended June 30,1998.

     The Company's 49% interest in Electronics.Net LLC, a joint venture formed with Cybershop Holding Corp., resulted in incremental costs of $129,000 for the three months ended June 29, 1999. This partnership commenced operations in October, 1998.

     Interest expense increased 0.8% to $1,548,000 from $1,535,000 for the comparable period last year as a result of the Queens capitalized lease, offset in part by reduced borrowings on the revolving credit facility and lower interest on the 6 1/2% Convertible Subordinated Debentures.

     The Company did not record a tax benefit in the second quarter of 1999 or 1998.

     The Company's net income before extraordinary items for the three months ended June 29, 1999 declined to $76,000 ($0.00 per share) compared to $250,000 ($0.03 per share) for the three months ended June 30, 1998.

     During the second quarter of 1998, the Company repurchased $250,000 face value of 6 1/2% Original Subordinated Debentures, resulting in a net extraordinary gain of $113,000. No such transactions took place during the second quarter of 1999.

     The Company's net income after the extraordinary gain on the early extinguishment of debt was $76,000 ($0.00 per share) compared to $363,000 ($0.05 per share) for 1998.

Six Months Ended June 29, 1999  Compared to the Six Months  Ended June 30, 1998.

     Net sales and service revenues for the six months ended June 29, 1999 decreased 0.5% to $135,142,000 from $135,840,000 for the six months ended June 30, 1998. This decrease is attributable to a 7.6% decline in comparable sales partially offset by revenues generated from the three newest stores in New York. Sales from the commercial division decreased 2.1% or $332,000.

     Gross revenues from the sale of product protection plans for the six months ended June 29, 1999 decreased 2.7% to $6,122,000 from $6,291,000 for the six months ended June 30, 1998. This decrease is attributable to the shortfall in merchandise sales. Incremental costs related to these sales totaled $2,628,000 and $2,778,000, respectively, for the comparable periods.

     Gross profit as a percentage of net sales and service revenues for the six months ended June 29, 1999 increased to 22.6% from 22.2% last year. The increase was primarily due to improved sales of higher-margin air conditioners. Gross margins in the commercial sales division decreased slightly to 6.9% from 7.0% for the comparable period last year. Gross margins in the commercial sales division tend to be lower than gross margins on retail sales.

     Selling, general and administrative expenses for the six months ended June 29, 1999 increased 10.2% to $32,413,000 from $29,416,000 for the six months ended June 30, 1998. This unfavorable change is the result of the increased level of operating expenses associated with the three new stores in New York ($4.2 million, including $200,000 related to the opening of the Brooklyn store) as well as $1.1 million of incremental costs attributable to the new Tops private label credit card. The effects of these factors were partially offset by a continued focus on cost containment, which resulted in a decrease of all other operating expenses in the amount of $2.3 million.

     The Company experienced a net loss from operations of $1,941,000 for the six months ended June 29, 1999, compared to a net income of $764,000 for the six months ended June 30,1998.

     The Company's participation in Electronics.Net LLC for the first six months of 1999 resulted in additional expenses of $204,000. This entity commenced operations in October, 1998.

     Interest expense increased 4.8% to $3,197,000 from $3,052,000 for the comparable period last year as a result of increased borrowing on the revolving credit facility and interest on the Queens capitalized lease partially offset by lower interest cost on the 6 1/2% Convertible Subordinated Debentures.

     The Company did not record a tax benefit for the six months ended June 29, 1999 or June 30, 1998.

     The Company's net loss before extraordinary items for the six months ended June 29, 1999 was $5,341,000 ($0.36 per share) compared to $2,228,000 ($0.31 per share) for the six months ended June 30, 1998.

        During the first six months of 1998, the Company repurchased $2,250,000 face value of 6 1/2% Original Subordinated Debentures, resulting in a net extraordinary gain of $971,000. No such transactions took place during the comparable period for 1999.

     For the first half of 1999, the Company's net loss after the extraordinary gain on the early extinguishment of debt was $5,341,000 ($0.36 per share) as compared to $1,317,000 ($0.18 per share) for the first half of 1998.

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

Liquidity and Capital Resources

     In the past, the Company has relied primarily upon net cash from operations, a revolving credit facility with institutional lenders and inventory floor plan financing to fund its operations and growth. At June 29, 1999, the Company had working capital of $11,172,000, which represented a decrease of $5,198,000 from December 29, 1998. During the six months ended June 29, 1999, the Company incurred net capital expenditures of $908,000, decreased inventories by $13,838,000, decreased short term borrowing by $5,677,000 and increased trade payables by $484,000.

     The Company maintains a $40,000,000 secured credit facility, expiring in October 2001, which bears interest at the bank's base rate plus 1% or, for a portion of the loan, LIBOR plus 3%. All of the Company's unencumbered assets are pledged as collateral for the new facility. As of June 29, 1999, $25,041,000 was outstanding and $906,000 was available for borrowings under this credit facility.

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

     The Company believes that its borrowings under available credit facilities, short term trade credit from vendors and inventory floor plan arrangements, combined with the impact on operating results of the cost reductions already implemented and the improved performance of recently opened stores will be sufficient to fund the Company's operations and its anticipated capital expenditures, excluding new stores, of approximately $ 1 million. No assurance can be given that such cost reductions will produce the desired result.

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

     In connection with the Company's programs related to year 2000, management has assessed the Company's information systems, including its hardware and software systems and embedded systems contained in the Company's stores, distribution facilities and corporate headquarters. Based on the findings of this assessment, the Company has commenced a plan to upgrade or replace the Company's hardware or software for year 2000 readiness as well as to assess the year 2000 readiness of the Company's vendors and service providers. In addition, the Company's management is currently formulating contingency plans, which, in the event that the Company is unable to fully achieve year 2000 readiness in a timely manner, or any of the Company's vendors or service providers fail to achieve year 2000 readiness, may be implemented to minimize the risks of interruptions to the Company's business.

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

     The Company has committed significant resources in connection with resolving its year 2000 issues. The Company expects that the principal costs will be those associated with the replacement and testing of its computer applications, all of which are expected to be replaced during the current year. The Company estimates that the total external costs associated with implementing year 2000 readiness will be approximately $3.0 million, consisting of system replacement costs of $1.0 million, equipment replacement of $1.0 million and consulting costs of $1.0 million. During the first half of 1999, the Company incurred $900,000 of consulting and equipment-related expenditures associated with year 2000 readiness. The Company will finance $2.2 million of the cost of its year 2000 remediation through a new credit facility with the balance funded by income generated from operations.

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

                  Not applicable

        ITEM 3.   Default Upon Senior Securities

                  Not applicable

        ITEM 4.   Submission of Matters to a Vote of Security Holders

                 The registrant's annual meeting of shareholders for 1998 was held on May 21, 1999. At the meeting, the shareholders elected three
         (3) new members to the Board of Directors: Douglas P. Teitelbaum and Steven A. Van Dyke were elected to serve as directors through the 2002 meeting and Walter A. Jones was elected to serve as a director through the 2000 meeting. Additionally, Robert G. Gross was re-elected to serve until the 2001 meeting. The following directors continue in office through the annual meeting of the year indicated: Thomas L. Zambelli
         (2000), John H. Hollands (2000), Richard L. Jones (2001) and Anthony L. Formica (2001).


                 The shareholders also ratified the appointment of Arthur Andersen, LLP as the registrant's independent auditors for 1999.

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

         Dated: August 11, 1999


                                                   TOPS APPLIANCE CITY, INC.

                                               BY: /s/ Thomas L. Zambelli
                                                   -----------------------------
                                                   Thomas L. Zambelli
                                                   Chief Accounting Officer