Form 10-Q
period 1999-09-28
TOPS APPLIANCE CITY INC
filed 1999-11-12
CIK 888470

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the period ended September 28, 1999


(  )     Transition Report Pursuant to Section 13 or 15 (d) of the Securities
         Exchange Act of 1934 for the transition period from ___________ to
         _____________

                       Commission File Number   0-20498

TOPS APPLIANCE CITY, INC.
-------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

NEW JERSEY                                     22-3174554
-------------------------------------------------------------------
(State or other jurisdictions of        (I.R.S. Employer I.D. No.)
 incorporation or organization)

45 Brunswick Avenue,      Edison, New Jersey            08818
-------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

  (732) 248-2850
-------------------------------------------------------------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  ( X ) Yes        (   ) No

Number of shares outstanding of each of the issuer's classes of common stock, as of September 28, 1999.






                                15,334,102 Shares

1
                            TOPS APPLIANCE CITY, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                 September 28,    December 29,
                                                     1999             1998
                                                 -------------    ------------
              ASSETS

Current Assets:
         Cash and cash equivalents                 $  2,526         $ 2,672
         Accounts receivable, net                     3,672           1,849
         Merchandise inventory                       36,177          62,060
         Prepaid expenses and other current assets    1,801           3,128
                                                     ------          ------
              Total Current Assets                   44,176          69,709

Property, equipment & leasehold improvements, net    28,606          29,883
Deferred taxes                                        2,958           2,958
Other assets                                          5,251           3,663
                                                    -------        --------
         Total Assets                               $80,991        $106,213
                                                    =======        ========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

         Short-term borrowings                      $19,091        $ 30,718
         Accounts payable                             7,131          12,309
         Current portion of capital lease               124             124
         Accrued liabilities and taxes payable        1,313           3,994
         Customer deposits                            2,864           3,236
         Deferred taxes                               2,958           2,958
                                                   --------        --------
                  Total Current Liabilities          33,481          53,339

Long-term debt                                       20,368          20,403
Capital lease, net of current portion                15,887          15,979
Deferred rent                                         2,709           2,188
Other liabilities                                       696             722

Shareholders' equity                                  7,850          13,582
                                                   --------        --------

Total Liabilities and Shareholders' Equity         $ 80,991       $ 106,213
                                                   ========       =========

See accompanying notes.

                           TOPS APPLIANCE CITY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          THREE AND NINE MONTHS ENDED
                   SEPTEMBER 28, 1999 AND SEPTEMBER 29, 1998
                    (Dollars in thousands except share data)
                                  (Unaudited)


                                    3rd      3rd        Nine         Nine
                                  Quarter  Quarter   Months Ended  Months Ended
                                   1999     1998       9/28/99       9/29/98
                                  -------  -------   ------------  ------------


Net sales and service revenues   $ 79,451  $ 73,730   $ 214,593     $ 209,569

Cost of sales                      61,859    57,775     166,528       163,435
                                 --------  --------   ---------     ---------
Gross profit                       17,592    15,955     48,055         46,134

Selling, general and
 administrative expenses           16,566    14,436     48,979         43,851
                                 --------  --------   --------      ---------
Income (loss) from operations       1,026     1,519      (914)          2,283

Equity in (loss) of joint venture    (50)       -        (254)            -

Interest expense                  (1,377)    (1,489)   (4,574)         (4,541)
                                 --------  --------   --------      ---------

Income (loss) before benefit for
  income taxes and extraordinary
  item                              (401)        30    (5,742)         (2,257)

Benefit for income taxes              -          -         -              -
                                  -------  --------   --------       --------

Income (loss) before extra-
 ordinary item                      (401)        30    (5,742)         (2,257)

Extraordinary item-gain on debt
  extinguishment                      -         338        -            1,309
                                  -------  --------   --------       --------

Net income (loss)                 $ (401)  $   368    $(5,742)       $   (948)
                                  =======  =======    ========       ====+====

Net income (loss) per common
  share (basic) before
  extraordinary item              $(0.03)  $  0.01    $ (0.38)       $ (0.28)

Income per common share (basic)
  attributable to extraordinary
  item                              0.00      0.03       0.00           0.16
                                 -------  --------   --------       --------

Net income (loss) per common
  share (basic)                   $(0.03)   $ 0.04     $ (0.38)        (0.12)
                                  =======  =======     ========     =========

Common shares outstanding     15,334,102 9,677,056   14,973,936    8,105,758
                              ========== =========   ==========    =========

Income per common share
  (diluted) before                       $    0.00
  extraordinary item                     ---------
Income per common share
  (diluted) attributable to                   0.03
  extraordinary item                     ---------

Net Income per common share
  (diluted)                                 $ 0.03
                                         =========

Common shares outstanding (diluted)     10,571,177
                                        ==========

See accompanying notes

                           TOPS APPLIANCE CITY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           NINE MONTHS ENDED SEPTEMBER 28, 1999 AND SEPTEMBER 29,1998
                             (Amounts in thousands)
                                   (Unaudited)

                                                    For the nine months ended
                                                      9/28/99      9/29/98
                                                      -------      -------

Cash flows from operating activities:

     Net loss                                        $ (5,742)     $   (948)

Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:

     Depreciation and amortization                      3,104         3,444
     Deferred rent                                        521           171
     Extraordinary gain on debt extinguishment             -         (1,309)
     Accounts receivable                               (1,823)         (222)
     Inventory                                         25,883           (30)
     Prepaid expenses and other current assets          1,327          (626)
     Accounts payable                                  (2,446)       (3,351)
     Sales tax payable                                   (910)         (602)
     Accrued liabilities and income taxes payable      (1,771)       (2,199)
     Customer deposits                                   (372)         (751)
     Other assets                                      (1,820)       (1,181)
     Other liabilities                                    (26)          (53)
                                                     ---------     ---------

Net cash provided by (used in) operating activities     15,925       (7,657)

Cash flows from investing activities:

     Capital expenditures, net                          (1,595)      (2,310)
                                                     ----------    ---------
Net cash used in investing activities                   (1,595)      (2,310)

Cash flows from financing activities:

     Short-term borrowings                             (11,627)       6,040
     Cash overdrafts                                    (2,732)       1,251
     Notes Payable                                        (127)      (1,678)
     Proceeds from Issuance of Additional Capital          -          5,040
     Proceeds from Exercise of Stock Options               -             21
     Proceeds from Employee Stock Purchase Plan             10            7
                                                     ----------    ---------

Net cash provided by (used in) financing activities    (14,476)      10,681
                                                     ----------    ---------

Increase in cash and cash equivalents                     (146)         714

Cash and cash equivalents, beginning of period           2,672        2,368
                                                     ----------    ---------

Cash and cash equivalents, end of period              $  2,526     $  3,082
                                                      ========     ========

NON-CASH TRANSACTIONS:
Debenture Exchange                                    $     35     $  7,590
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

         The condensed consolidated financial statements (unaudited) include all adjustments (consisting of normal recurring items) which management considers necessary to present fairly the financial position and results of operations of the Company for the three and nine months ended September 28, 1999 and September 29, 1998.

         The results for the interim periods presented may not be indicative of results for the full year.


NOTE  2.

         On October 29, 1999, the Company closed on an agreement to sell three store leases to Best Buy for the sum of $10.5 million. The Company at that time received 20% of the proceeds. The balance of the proceeds will be received when the stores are turned over to Best Buy, which is anticipated to occur during the first week of December 1999. The Company is presently in negotiations to sell additional stores currently under lease.

         The Company will be converting to a unique new store format, in which it will be focusing on the sale of major appliances, housewares, kitchen cabinets and countertops. Tops' new stores will average 20,000 to 25,000 square feet which compares to an average of 50,000 square feet in Tops' old format. The Company will discontinue its offerings of personal computers and related hardware, consumer electronics, as well as bedding and office furniture.

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

Results of Operations

         The following table sets forth certain items in the Company's Condensed Consolidated Statements of Operations expressed as a percentage of net sales and service revenues:

                                Percentage of Net Sales and Service Revenues

                                  Three Months Ended        Nine Months Ended
                                  9/28/99    9/29/98        9/28/99   9/29/98
                                  -------    -------        -------   -------

Net sales and service revenues    100.0%     100.0%         100.0%       100.0%

Cost of sales                      77.9       78.4           77.6         78.0
                                  -----      -----          -----        ------

Gross profit                       22.1       21.6           22.4         22.0

Selling, general and
  administrative expenses          20.8       19.6           22.8         20.9
                                  -----      -----          -----        ------

Income (loss) from operations       1.3        2.0           (0.4)         1.1

Equity in (loss) of joint venture  (0.1)       0.0           (0.1)         0.0

Interest expense                   (1.7)      (2.0)          (2.1)        (2.2)
                                  -----      -----          -----        ------

Income (loss) before benefit
  for Income taxes and
  extraordinary item               (0.5)       0.0           (2.6)        (1.1)

Benefit for income taxes            0.0        0.0            0.0          0.0
                                  -----      -----          -----        ------
Income (loss) before
  extraordinary item               (0.5)       0.0           (2.6)        (1.1)

Extraordinary item - gain on
  debt extinguishment               0.0        0.5            0.0          0.6
                                  -----      -----          -----        ------

Net income (loss)                  (0.5)%      0.5%          (2.6)%       (0.5)%
                                  ======     =====          ======        =====

Three Months Ended September 28, 1999 Compared to the Three Months Ended September 29, 1998.

        Net sales and service revenues for the three months ended September 28, 1999 increased 7.8% to $79,451,000 (10 stores) from $73,730,000 (8 stores) for the three months ended September 29, 1998. This increase is attributable to improved sales of air conditioners and revenues generated by the 3 most recently opened stores in Manhattan and Brooklyn. Sales of home appliances, air conditioners, housewares and kitchen cabinetry increased 33.0% to $51,454,000 from $38,697,000, while sales of consumer electronics declined by 20.8% compared to the same period last year. Sales from the commercial division decreased by 8.4% or $798,000.

        Gross revenues from the sale of product protection plans for the three months ended September 28, 1999 increased 2.6% to $3,495,000 from $3,408,000 for the three months ended September 29, 1998. This increase is attributable to improved sales of room air conditioners and incremental revenues from the recently opened stores. Incremental costs related to these sales totaled $1,444,000 and $1,472,000, respectively, for the comparable period.

        Gross profit for the quarter ended September 28, 1999, increased 10.3% to $17,592,000 from $15,955,000 for the comparable period. Gross profit as a percentage of net sales and service revenues for the three months ended September 28, 1999 increased to 22.1% from 21.6% last year. This increase was due in part to the significant improvement in sales of higher-margin room air conditioners. Gross margins generated from the sales of home appliances, air conditioners, housewares, and kitchen cabinetry averaged 25.7%, versus 15.6% for electronics. Gross margins in the commercial sales division decreased to 6.6% from 6.8% for the comparable period. Gross margins in the commercial division tend to be lower than gross margins on retail sales.

        Selling, general and administrative expenses for the three months ended September 28, 1999 increased 14.7% to $16,566,000 from $14,436,000 in the three months ended September 29, 1998. This unfavorable change is the result of the increased level of operating expenses associated with the three new stores in New York ($2.1 million) as well as increased costs attributable to the new Tops private label credit card ($0.6 million) which replaced the previous GECC Tops card. The effects of these factors were partially offset by a continued focus on cost containment, which resulted in a decrease of all other operating expenses in the amount of $600,000.

        The Company's income from operations decreased 32.5% to $1,026,000 for the three months ended September 28, 1999 compared to net income of $1,519,000 for the three months ended September 29,1998.

        The Company's 49% interest in Electronics.Net LLC, a joint venture formed with CyberShop Holding Corp., resulted in incremental costs of $50,000 for the quarter ended September 28, 1999. This partnership commenced operations in October 1998.

         Interest expense decreased 7.5% to $1,377,000 from $1,489,000 for the comparable period last year as a result of reduced borrowings on the revolving credit facility and lower interest on the 6 1/2% Convertible Subordinated Debentures.

        The Company did not record a tax benefit in the third quarter of 1999 or 1998.

        The Company's net loss before extraordinary items for the three months ended September 28, 1999 was $401,000 ($0.03 per share) compared to net income of $30,000 (0.01 per share) for the comparable period.

        During the third quarter of 1998, the Company repurchased $750,000 face value of 6 1/2% Original Subordinated Debentures resulting in a net extraordinary gain of $338,000. No such transaction took place during the third quarter of 1999.

        The Company's net loss after the extraordinary gain on the early extinguishment of debt was $401,000 ($0.03 per share) compared to net income of $368,000 ($0.04 per share) for 1998.


Nine Months Ended September 28, 1999 Compared to the Nine Months Ended September 29, 1998.

        Net sales and service revenues for the nine months ended September 28, 1999 increased 2.4% to $214,593,000 (10 stores) from $209,569,000 (8 stores) for the nine months ended September 29, 1998. This increase is attributable to improved sales of air conditioners and revenues generated by the three newest stores in Manhattan and Brooklyn. Sales of home appliances, air conditioners, housewares and kitchen cabinetry rose 13.0% to $120,688,000 from $106,822,000, while sales of consumer electronics declined by 8.8% compared to the same period last year. Sales from the commercial division decreased by 4.5% or $1,128,000.

        Gross revenues from the sale of product protection plans for the nine months ended September 28, 1999 decreased 0.8% to $9,617,000 from $9,699,000 for the nine months ended September 29, 1998. This decrease is attributable to price deflation and the associated decline in service contract penetration on consumer electronics. Incremental costs related to these sales totaled $4,071,000 and $4,250,000, respectively, for the comparable periods.

        Gross profit as a percentage of net sales and service revenues for the nine months ended September 28, 1999 increased to 22.4% from 22.0% last year. The increase was primarily due to increased sales of higher-margin room air conditioners. Gross margins generated from the sales of home appliances, room air conditioners, housewares and kitchen cabinetry averaged 25.6%, versus 18.3% for electronics. Gross margins in the commercial sales division decreased to 6.8% from 6.9% for the comparable period. Gross margins in the commercial sales division tend to be lower than gross margins on retail sales.

        Selling, general and administrative expenses for the nine months ended September 28, 1999 increased 11.7% to $48,979,000 from $43,851,000 for the nine months ended September 29, 1998. This unfavorable change resulted from the increased level of operating expenses associated with the three new stores in New York ($6.3 million) as well as increased costs attributable to the new Tops private label credit card ($1.7 million), which replaced the previous GECC Tops Card. The effects of these factors were partially offset by a continued focus on cost containment, which resulted in a decrease of all other operating expenses in the amount of $2.9 million.

        The Company experienced a net loss from operations of $914,000 for the nine months ended September 28, 1999, compared to net income of $2,283,000 for the nine months ended September 29,1998.

        The Company's participation in Electronics.Net LLC for the nine months of 1999 resulted in additional expenses of $254,000. This entity commenced operations in October 1998.

         Interest expense increased 0.7% to $4,574,000 from $4,541,000 for the comparable period last year as a result of the Queens capitalized lease, offset by lower interest on the 6 1/2% Convertible Subordinated Debentures and decreased borrowing on the revolving credit facility.

        The Company did not record a tax benefit for the nine months ended September 28, 1999 or September 29, 1998.

        The Company's net loss before extraordinary items for the nine months ended September 28, 1999 was $5,742,000 ($0.38 per share) compared to a net loss of $2,257,000 ($0.28 per share) for the nine months ended September 29, 1998.

        During the nine months of 1998, the Company repurchased $3,000,000 face value of 6 1/2% Original Subordinated Debentures, resulting in a net extraordinary gain of $1,309,000. No such transactions took place during the comparable period for 1999.

        For the nine months ended September 28,1999, the Company's net loss after the extraordinary gain on the early extinguishment of debt was $5,742,000 compared to a loss of $948,000 for the nine months ended September 29, 1998.

Seasonality

        Sales levels are highest during either the second or third quarter, depending on weather conditions, as a result of demand for room air conditioners during the summer months. The Company experiences a buildup of room air conditioner inventory during its second quarter in anticipation of the May through August selling season.

Liquidity and Capital Resources

         In the past, the Company has relied primarily upon net cash from operations, a revolving credit facility with institutional lenders and inventory floor plan financing to fund its operations and growth. At September 28, 1999, the Company had working capital of $10,695,000, which represented a decrease of $5,675,000 from December 29, 1998. During the nine months ended September 28, 1999, the Company incurred net capital expenditures of $1,595,000, decreased inventories by $25,883,000, decreased short term borrowing by $11,627,000 and decreased trade payables by $5,178,000.

        The Company maintains a $40,000,000 secured credit facility, expiring in October 2001, which bears interest at the bank's base rate plus 1% or, for a portion of the loan, LIBOR plus 3%. All of the Company's unencumbered assets are pledged as collateral for the new facility. As of September 28, 1999, $19,091,000 was outstanding and $1,475,000 was available for borrowings under this credit facility.

        Short-term trade credit represents a significant source of financing for inventory. Trade credit arises from the willingness of the Company's vendors to grant extended payment terms for inventory purchases and is financed either by the vendor or by third-party floor-planning sources. The Company utilizes floor-planning companies, which in the aggregate at any one time provide financing for approximately 10% of the Company's inventory purchases. Payment terms generally vary up to 150 days, depending upon the inventory product. The Company typically grants the floor-planning companies a security interest in those products financed.

        The Company believes that its borrowings under available credit facilities, revenues realized from the Best Buy transaction, short term trade credit from vendors and inventory floor plan arrangements, combined with the impact on operating results of the cost reductions already implemented and the improved performance of recently opened stores will be sufficient to fund the Company's operations and its anticipated capital expenditures, excluding new stores, of approximately $ 1 million. No assurance can be given that such cost reductions will produce the desired result.

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

        In connection with the Company's programs related to year 2000, management has assessed the Company's information systems, including its hardware and software systems and embedded systems contained in the Company's stores, distribution facilities and corporate headquarters. Based on the findings of this assessment, the Company has commenced a plan to upgrade or replace the Company's hardware or software for year 2000 readiness as well as to assess the year 2000 readiness of the Company's vendors and service providers. In addition, the Company's management had formulated contingency plans, which, in the event that the Company is unable to fully achieve year 2000 readiness in a timely manner, or any of the Company's vendors or service providers fail to achieve year 2000 readiness, may be implemented to minimize the risks of interruptions to the Company's business.

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

        The Company has committed significant resources in connection with resolving its year 2000 issues. The Company expects that the principal costs will be those associated with the replacement and testing of its computer applications, all of which are expected to be replaced or upgraded during the current year. The Company estimates that the total external costs
associated  with implementing   year  2000  readiness  will  be  approximately
$3.0 million, consisting of system replacement (GERS Retail Systems) costs of $1.0 million, equipment replacement of $1.0 million and consulting costs of $1.0 million. During the nine months of 1999, the Company incurred $2,000,000 of consulting and equipment-related expenditures associated with year 2000 readiness. The Company will finance $2.2 million of the cost of its year 2000 remediation through a new credit facility with the balance funded by income generated from operations.

         The Company's ability to execute its plan in a timely manner has been adversely affected by a variety of factors, some of which are beyond the Company's control, including availability and continuity of consultants, turnover of key employees and unforeseen implementation problems. Consequently, the Company has decided to move forward with its year 2000 contingency plan in order to minimize the risk of interruptions to the Company's business.

         The contingency plan includes two segments: First, the complete conversion of the existing financial system to the GERS Retail Systems software package. This component is currently in the testing phase and is anticipated to be fully implemented and operational by December 15, 1999. Second, the point of sale (POS) and inventory systems are currently being upgraded to year 2000 compliant versions of the existing software, which is anticipated to be completed by November 15, 1999. The POS and inventory systems will then be converted to the GERS Retail Systems software during the first quarter 2000. Because the Company believes that the risks of year 2000 compliance are not material in light of its implementation of its contingency plan, the Company has not developed any further contingency plans. The Company does not believe that any interruptions are likely to have a material adverse effect on the Company's results of operation, liquidity or financial condition.

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

               Not applicable

ITEM 5.        Other Information

               Not applicable

ITEM 6.        Exhibits and Reports on Form 8-K

               Form 8-K, filed August 19,1999, regarding changes to the Beneficial Stock Ownership table.

               Form 8-K, filed September 17, 1999, superseding the August 19 Form 8-K filing.

               Form 8-K, filed October 28, 1999, regarding the sale of store leases to Best Buy.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 12, 1999

                                   TOPS APPLIANCE CITY, INC.


                                   BY: /s/ Thomas L. Zambelli
                                       -------------------------
                                       Thomas L. Zambelli
                                       Chief Accounting Officer